Form 10-Q
period 2005-03-31
Lazard Group Finance LLC
filed 2005-06-16
CIK 1320766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-32493

(Commission File Number)

LAZARD GROUP FINANCE LLC

(Exact name of registrant as specified in its charter)

Delaware	20-2281724
(State of Incorporation)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza

New York, New York 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 16, 2005, there were two of the registrant’s Class I interests outstanding and one of the registrant’s Class II interests outstanding.

INTRODUCTORY NOTE

Lazard Group Finance LLC, which we refer to as Lazard Group Finance, is a Delaware limited liability company that was formed on January 27, 2005 to act as the managing member of Lazard Group LLC and to issue certain senior notes (the “senior notes”) that form a component of equity security units (the “ESUs”) issued by Lazard Ltd, which are listed on the New York Stock Exchange (“NYSE”) under the symbol “LDZ”. The indenture pursuant to which the senior notes were issued limits the ability of Lazard Group Finance to engage in activities or transactions unrelated to these two purposes. Lazard Ltd is a company formed under the laws of Bermuda that acts as the holding company through which public investors own equity in the Lazard business. Lazard Ltd indirectly controls Lazard Group Finance. Lazard Ltd’s Class A common shares are listed on the NYSE under the symbol “LAZ”. Lazard Group LLC, which we refer to as Lazard Group, is a Delaware limited liability company that acts as the holding company through which the Lazard businesses are owned and operated.

Lazard Group Finance’s primary assets are its managing member position in Lazard Group and the Lazard Group notes underlying the senior notes. Since its inception, Lazard Group Finance has conducted no other material activities or business.

Lazard Group Finance used the net proceeds from the sale of the ESUs to purchase senior notes from Lazard Group (the “Lazard Group notes”). The Lazard Group notes, which have substantially similar terms to the senior notes, are pledged to secure the obligations of Lazard Group Finance under the senior notes. The ability of Lazard Group Finance to pay its obligations under the senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Because the principal asset of Lazard Group Finance on a pro forma basis is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it had no assets or liabilities as of March 31, 2005 and no operations for the three month period then ended. Accordingly, no historical financial information for Lazard Group Finance is presented in this quarterly report. The accompanying unaudited pro forma financial information included herein reflects pro forma financial information regarding Lazard Group, Lazard Ltd and Lazard Group Finance.

Lazard Group Finance currently has two classes of outstanding equity interests. Each Class I interest of Lazard Group Finance entitles its holder to one vote in all matters submitted to a vote of interest holders. Class I interests of Lazard Group Finance are not entitled to any economic rights. Each Class II interest of Lazard Group Finance generally has no voting rights but does entitle its holder to a pro rata share of any distribution or dividend to interest holders. All of the outstanding Class I interests of Lazard Group Finance currently are held by indirect wholly-owned and controlled subsidiaries of Lazard Ltd and all of the outstanding Class II interests of Lazard Group Finance currently are held by Lazard Group. Accordingly, Lazard Ltd currently controls all of the voting power of Lazard Group Finance and Lazard Group holds all of the economic rights associated with Lazard Group Finance’s equity interests.

Lazard Group Finance has no employees and is managed by Lazard Ltd, as the indirect holder of all of the outstanding Class I interests.

Unless the context otherwise requires, “Lazard” refers to Lazard Ltd, a Bermuda exempted company, and its subsidiaries, including Lazard Group Finance and Lazard Group and its subsidiaries.

PART I. FINANCIAL INFORMATIO N

Item 1.	Financial Statements

Condensed Consolidated Financial Statements of Lazard Group LLC (Unaudited)*

*	The historical condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Group LLC (formerly known as Lazard LLC and referred to herein as “Lazard Group”), for all periods presented and include the results of operations and financial condition for certain businesses that Lazard Group no longer owns. Accordingly, the historical condensed consolidated financial statements do not reflect what the results of operations and financial position of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for the periods presented. Specifically, the historical results of operations of Lazard Group do not give effect to the following matters:

•	The separation of Lazard Group’s Capital Markets and Other activities, which consist of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. As a result of the separation, these Capital Markets and Other activities are now owned and operated by LFCM Holdings, LLC (“LFCM Holdings”), a newly-formed Delaware limited liability company owned by the current and former managing directors of Lazard Group.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, Lazard Group’s operating income historically has not reflected payments for services rendered by its managing directors. As a result of the consummation of the initial public offering and additional financing transactions, as described in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements, Lazard Ltd now includes all payments for services rendered by its managing directors in employee compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Income taxes shown on Lazard Group’s historical consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. Subsequent to the initial public offering, the consolidated financial statements of Lazard Ltd will include U.S. federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post initial public offering structure.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

DECEMBER 31, 2004 AND MARCH 31, 2005

($ in thousands)

	December 31, 2004	March 31, 2005
ASSETS
Cash and cash equivalents	$313,938	$234,227
Cash and securities segregated for regulatory purposes	38,460	39,650
Marketable investments	112,467	95,281
Securities purchased under agreements to resell	153,681	131,164

Securities owned—at fair value:
Bonds—Corporate	397,258	406,966
Non-U.S. Government and agency securities	53,528	38,077
U.S. Government and agency securities pledged as collateral	98,342	165,931
Equities	48,101	24,718

	597,229	635,692

Swaps and other contractual agreements	666	—
Securities borrowed	852,266	1,194,668
Receivables—net:
Fees	284,376	240,412
Customers	130,668	204,053
Banks	346,285	323,752
Brokers and dealers	128,979	226,849
Other	1,216	1,013

	891,524	996,079

Long-term investments	202,644	196,892
Other investments	13,019	13,069
Property—net of accumulated amortization and depreciation of $151,309 and $151,029	199,453	188,587
Goodwill	17,205	16,786
Other assets	106,672	108,246

Total assets	$3,499,224	$3,850,341

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

(UNAUDITED)

DECEMBER 31, 2004 AND MARCH 31, 2005

($ in thousands)

	December 31, 2004	March 31, 2005
LIABILITIES AND MEMBERS’ EQUITY
Notes payable	$70,777	$55,496
Securities sold under agreements to repurchase	196,338	214,405
Securities sold, not yet purchased—at fair value:
Bonds—Corporate	76,425	61,207
U.S. Government and agency securities	133,775	128,407
Equities	22,281	24,484

	232,481	214,098

Swaps and other contractual agreements	4,619	3,576
Securities loaned	624,918	1,123,507
Payables:
Banks	379,797	461,738
Customers	178,728	251,803
Brokers and dealers	43,057	104,558

	601,582	818,099

Accrued employee compensation	204,898	67,721
Capital lease obligations	51,546	45,098
Other liabilities	652,547	579,765
Subordinated loans	200,000	200,000
Mandatorily redeemable preferred stock	100,000	100,000

Total liabilities	2,939,706	3,421,765

Commitments and contingencies
Minority interest	174,720	141,308
Members’ equity (including $18,058 and $5,091 of accumulated other comprehensive income, net of tax)	384,798	287,268

Total liabilities and members’ equity	$3,499,224	$3,850,341

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005

($ in thousands)

	Three Month Period Ended March 31,
	2004	2005
REVENUE
Investment banking and other advisory fees	$110,221	$158,135
Money management fees	95,455	106,059
Commissions	18,366	16,396
Trading gains and losses—net	7,248	8,915
Underwriting	8,316	4,840
Investment gains and losses, non-trading—net	2,554	2,413
Interest income	11,112	14,066
Other	5,187	3,304

Total revenue	258,459	314,128
Interest expense	12,870	16,150

Net revenue	245,589	297,978

OPERATING EXPENSES
Employee compensation and benefits	140,860	127,487
Premises and occupancy costs	22,227	27,531
Professional fees	13,656	13,332
Travel and entertainment	13,839	10,501
Communications and information services	9,941	10,989
Equipment costs	5,101	5,450
Other	12,068	11,016

Total operating expenses	217,692	206,306

OPERATING INCOME	27,897	91,672

Provision (benefit) for income taxes	(2,121)	8,056

INCOME ALLOCABLE TO MEMBERS BEFORE MINORITY INTEREST	30,018	83,616
Minority interest	14,965	10,260

NET INCOME ALLOCABLE TO MEMBERS	$15,053	$73,356

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2005

($ in thousands)

	Three Month Period Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$15,053	$73,356
Adjustments to reconcile net income allocable to members to net cash provided by operating activities:
Noncash charges included in net income allocable to members:
Depreciation and amortization	2,782	3,934
Minority interest	14,965	10,260
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	11,711	(1,190)
Securities purchased under agreements to resell	(186,945)	22,384
Securities owned, at fair value and swaps and other contractual agreements	(318,509)	(56,486)
Securities borrowed	(147,650)	(342,402)
Receivables	(297,426)	(128,666)
Marketable and long-term investments	10,473	20,819
Other assets	(24,263)	(3,704)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	239,781	20,449
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	358,366	(19,208)
Securities loaned	353,034	498,589
Payables	256,439	241,012
Accrued employee compensation and other liabilities	(130,732)	(197,723)

Net cash provided by (used in) operating activities	157,079	141,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(2,093)	(849)
Disposals and retirements of property	2,625	767

Net cash provided by (used in) investing activities	532	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members and capital withdrawals	(193,296)	(157,919)
Proceeds from notes payable	1,318	—
Repayment of notes payable	(314)	(15,281)
Repayment of capital lease obligations	(3,584)	(4,005)
Net capital contributions and distributions relating minority interest stockholders	(51,929)	(42,634)

Net cash used in financing activities	(247,805)	(219,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,841	(1,214)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,353)	(79,711)
CASH AND CASH EQUIVALENTS—January 1	350,891	313,938

CASH AND CASH EQUIVALENTS—March 31	$274,538	$234,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,916	$20,331
Income taxes	$1,261	$2,367

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(UNAUDITED)

THREE MONTH PERIOD ENDED MARCH 31, 2005

($ in thousands)

	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity
BALANCE—January 1, 2005	$366,740	$18,058	$384,798

Comprehensive income (loss):
Net income allocable to members	73,356		73,356
Other comprehensive income—net of tax:
Currency translation adjustments		(12,967)	(12,967)

Comprehensive income (loss)	73,356	(12,967)	60,389

Distributions and withdrawals to members	(157,919)		(157,919)

BALANCE—March 31, 2005	$282,177	$5,091	$287,268

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except per share amounts, unless otherwise noted)

1.	BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Lazard Group LLC (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Registration Statement on Form S-1 declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard Group may undertake in the future, actual results may be different than the estimates. The consolidated results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Lazard Group is a Delaware limited liability company, and is governed by its Amended and Restated Operating Agreement, which was amended and restated in its entirety on May 10, 2005 (the “Operating Agreement”).

Lazard Group’s principal activities are divided into three business segments:

•	Financial Advisory, which includes providing advice on mergers, acquisitions, restructurings and other financial matters,

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds, and

•	Capital Markets and Other, which consists of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities.

In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. Lazard Group also allocates outstanding indebtedness to Corporate.

The condensed consolidated financial statements include Lazard Group’s principal operating subsidiaries, Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and LFG (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Lazard Group’s December 31, 2004 condensed consolidated statement of financial condition includes a reclassification of $44,171 from cash and securities segregated for regulatory purposes to cash and cash equivalents and other investments of $40,270 and $3,901, respectively. Such reclassification was made to conform to the presentation at March 31, 2005.

See Note 9 for information regarding the initial public offering, the additional financing transactions and certain separated businesses (each as defined in Note 9). The separated businesses became a part of LFCM Holdings, effective as of May 10, 2005.

2.	STRATEGIC ALLIANCE IN ITALY

In September 2002, Lazard Group and Banca Intesa S.p.A. (“Intesa”) announced an agreement to form a strategic alliance (the “Strategic Alliance”), pursuant to which, in January 2003, Intesa effectively became a 40% partner in Lazard Group’s business in Italy. Pursuant to the terms of the Strategic Alliance, Intesa made a $100,000 investment in Lazard Group’s business in Italy, and purchased a $50,000 subordinated promissory note issued by Lazard Group’s business in Italy. The subordinated promissory note has a scheduled maturity in 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum.

From time to time, Lazard Group has considered appropriate modifications to its relationship with Intesa. Lazard Group has held various discussions with Intesa in connection with the separation and recapitalization transactions, and Intesa has notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the Strategic Alliance, unless Lazard Group and Intesa otherwise agree, Lazard Group will repurchase Intesa’s 40% interest in Lazard Group’s business in Italy and repay the $50,000 subordinated promissory note for an aggregate amount not to exceed $150,000, less certain distributions received by Intesa in connection with the joint venture, on or prior to February 4, 2008. Based on the current performance of the joint venture, Lazard Group does not currently expect the expiration of the joint venture to have a material adverse effect on its operating results.

3.	EMPLOYEE BENEFIT PLANS

Lazard Group, through its subsidiaries, provides certain retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans for the three month periods ended March 31, 2004 and 2005 are shown in the table below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended March 31, 2004
Service cost	$4,602	$85	$481
Interest cost	6,960	35	390
Expected return on plan assets	(7,520)
Amortization of transition (asset) obligation	(30)
Amortization of prior service cost	136	22
Recognized actuarial (gain) loss	702	(5)	8

Net periodic benefit cost	$4,850	$137	$879

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended March 31, 2005
Service cost	$1,998		$89
Interest cost	6,774	$22	135
Expected return on plan assets	(6,973)
Amortization of prior service cost	(115)		(482)
Recognized actuarial (gain) loss	844	(3)	111

Net periodic benefit cost (credit)	2,528	19	(147)
Settlements (curtailments)			(2,302)

Total benefit cost (credit)	$2,528	$19	$(2,449)

Lazard Group has the right to amend or terminate its benefit plans at any time, subject to the terms of such plans and applicable law. Recent amendments and terminations are described below.

Amendments to LFNY Employee Benefit Plans

•	LFNY Defined Benefit Pension Plan and Pension Plan Supplement—Effective as of January 31, 2005, the LFNY Employees’ Pension Plan and the Employees’ Pension Plan Supplement were amended to cease future benefit accruals and future participation. As a result of such amendment, active participants will continue to receive credit for service completed after January 31, 2005 for purposes of vesting; however, future service will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of January 31, 2005 will be retained.

•	LFNY Defined Contribution Plan—Effective January 1, 2005, the LFNY Defined Contribution Plan (the “401(k) Plan”) was amended to implement an employer match to participant pre-tax contributions. LFNY will match 100% of pre-tax contributions to the 401(k) Plan, excluding catch-up contributions, up to 4% of eligible compensation. Participants will be 100% vested in all employer-matching contributions after three years of service. Any service accrued prior to January 1, 2005 will count toward this three-year vesting requirement.

•	LFNY Post-Retirement Medical Plan—Effective December 31, 2005, post-retirement health care benefits will no longer be offered to those members and employees hired on or after the effective date and for those members and employees hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy will change for those who qualify for the benefit.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, Lazard Group is recognizing the effect of such termination, which resulted in a reduction in Lazard Group’s accumulated post-retirement benefit obligation of approximately $24,000, the effect of which will reduce employee compensation and benefits expense over the period ending February 2007. For the three month period ended March 31, 2005, employee compensation and benefits expense was reduced by approximately $2,300 related to the effect of such termination.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Employer Contributions and Indemnities from LFCM Holdings—As reflected in Lazard Group’s December 31, 2004 consolidated financial statements included in the Registration Statement, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $95,000 (or approximately 49,200 British pounds). This deficit would ordinarily be funded over time. Lazard Group has been in discussions with the trustees of the pension plans aimed at reaching agreement regarding a deficit reduction plan. In May 2005, “Heads of Terms” have been agreed between Lazard Group and the trustees of the plans dealing with a plan for future funding of the deficit as well as with asset allocation. In June 2005, Lazard Group expects to execute a final agreement with the trustees. Irrespective of the terms in the final executed agreement, in considering their duties to beneficiaries, the trustees also have the power to change the asset allocation. Any changes in the asset allocation could change the unfunded liability that would be funded over time, depending on asset mix, any increase in liabilities and investment returns. It is also the case that the pensions regulator in the U.K. may have the power to require contributions to be made to plans, and to impose support in respect of the funding of plans by related companies other than the direct obligors. As part of the separation (see Note 9), Lazard Group made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. Lazard Group anticipates that as part of the separation, LFCM Holdings will make payments of 30,000 British pounds in the aggregate to reimburse Lazard Group when Lazard Group or one of its subsidiaries makes payments to reduce the pension plan deficit.

Approximately $31,000 (or 16,400 British pounds) of contributions were made to Lazard Group’s defined benefit pension plans in 2005 in the U.K. Of such amount, approximately $1,600 was contributed during the three month period ended March 31, 2005 and the remainder was contributed on June 1, 2005 when LFCM Holdings also satisfied its obligation to reimburse 15,000 British pounds to Lazard Group.

Lazard Group will make further payments amounting to 16,400 British pounds on June 1, 2006, 8,200 British pounds on June 1, 2007 and 8,200 British pounds on June 1, 2008.

4.	VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a Variable Interest Entity (“VIE”). On December 24, 2003, the FASB issued FIN 46R, Consolidation of Certain Variable Interest Entities—an interpretation of ARB No. 51, which requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

Lazard Group is involved with various entities in the normal course of business that are VIEs and hold variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard Group is the primary beneficiary were consolidated beginning in 2004 in accordance with FIN 46R. Those VIEs include company sponsored venture capital investment vehicles established in connection with Lazard Group’s compensation plans.

Lazard Group’s merchant banking activities consist of making private equity, venture capital and real estate investments on behalf of customers. At March 31, 2005, in connection with its merchant banking activities, the net assets of entities for which Lazard Group has a significant variable interest was approximately $102,000. Lazard Group’s variable interests associated with these entities, consisting of investments, carried interest and management fees, were approximately $24,350, which represents the maximum exposure to loss, only if total

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

assets declined 100% at March 31, 2005. At March 31, 2005, the consolidated statement of financial condition included $22,552 of incremental assets relating to the consolidation of VIEs for such merchant banking activities in which Lazard Group was deemed to be the primary beneficiary.

In connection with its Capital Markets and Other segment activities, Lazard Group holds a significant variable interest in an entity with liabilities of $12,800 at March 31, 2005. Lazard Group’s variable interests associated with this entity, primarily paid-in-kind notes, were approximately $12,800 at March 31, 2005. As the noteholders have sole recourse only to the underlying assets, Lazard Group has no exposure to loss at March 31, 2005. Also, as Lazard Group is not the primary beneficiary, the entity has not been consolidated.

5.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard Group has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard Group’s consolidated financial position or results of operations.

In the three month period ended March 31, 2005, Lazard Group recorded a provision of approximately $6,300 for abandoned leased space. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, this provision, recorded on the cease-use date, was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to Lazard Group, based on the remaining lease rentals, reduced by estimated sublease rentals. Such amount was recorded as “premises and occupancy costs” on the condensed consolidated statement of income for the three month period ended March 31, 2005.

See Note 9 with regard to formation of new private equity fund, Corporate Partners II Limited.

Legal—Lazard Group’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. Lazard Group is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on Lazard Group’s financial condition but might be material to its operating results for any particular period, depending, in part, upon the operating results for such period.

Lazard Group has received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on the Capital Markets business that is part of the separated businesses now owned and operated by LFCM Holdings. In addition, Lazard Group has received requests for information from the SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on the Capital Markets business that is part of the separated businesses. Lazard Group believes that other broker-dealers have also received requests for information. These investigations are continuing and Lazard Group cannot predict their potential outcomes, which outcomes, if any, could include regulatory consequences, nor can Lazard Group estimate any potential loss or range of losses related to them. Accordingly, Lazard Group has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

6.	MEMBERS’ EQUITY

Pursuant to Lazard Group’s Operating Agreement as in effect on March 31, 2005 and prior to the amendment and restatement of such agreement on May 10, 2005, Lazard Group allocates and distributes to its

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

members a substantial portion of its distributable profits in three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. In addition, other periodic distributions to members include, as applicable, capital withdrawals, fixed return on members’ equity and income tax advances made on behalf of members.

In connection with the consummation of the initial public offering (see Note 9), during the three month period ended March 31, 2005, members’ equity was reduced by approximately $18,000 for the repurchase of working member interests. Additional repurchases of working member interests and redemptions of working members’ capital made subsequent to March 31, 2005, in connection with the consummation of the initial public offering, approximated $126,000 with all such payments having been made by May 9, 2005.

7.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the alternative method permitted by this rule, the minimum required net capital, as defined, is 2% of aggregate debit items arising from customer transactions or $1,500, whichever is greater. LFNY’s regulatory net capital at March 31, 2005 was $70,982, which exceeded the minimum requirement by $69,482.

Certain U.K. subsidiaries of Lazard Group, namely LCL, Lazard Brothers & Co., Limited, Lazard Fund Managers Limited, Lazard Asset Management Limited, and Lazard European Private Equity Partners LLP (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (“FSA”). At March 31, 2005, the aggregate regulatory net capital of the U.K. subsidiaries was $181,741, which exceeded the minimum requirement by $76,078. As a result of the separation, Lazard European Private Equity Partners LLP is now owned by LFCM Holdings.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2005, the consolidated regulatory net capital of LF was $148,183, which exceeded the minimum requirement set for regulatory capital levels by $53,318.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2005, for those subsidiaries with regulatory capital requirements, aggregate net capital of those subsidiaries were $35,787, which exceeded the minimum required capital by $25,137.

At March 31, 2005, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

8.	SEGMENT OPERATING RESULTS

Lazard Group’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

segment is reviewed to determine the allocation of resources and to assess its performance. In reporting to management, Lazard Group’s business results are categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. Financial Advisory includes providing advice on mergers, acquisitions, restructurings and other financial matters. Asset Management includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consists of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. Lazard Group also allocates outstanding indebtedness to Corporate.

Lazard Group’s segment information for the three month periods ended March 31, 2004 and 2005 is prepared using the following methodology:

•	Revenue and expenses directly associated with each segment are included in determining operating income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.

•	Segment assets are based on those directly associated with each segment, and include an allocation of certain assets relating to various segments, based on the most relevant measures applicable, including headcount, square footage and other factors.

Lazard Group allocates trading gains and losses, investment gains and losses, interest income and interest expense among the various segments based on the segment in which the underlying asset or liability is reported.

Each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

Lazard Group evaluates segment results based on net revenue and operating income.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Management believes that the following information provides a reasonable representation of each segment’s contribution to net revenue, operating income and total assets:

	For the three month period ended March 31, 2004
Net Revenue and Operating Income (Loss)	Financial Advisory	Asset Management	Corporate	Capital Markets and Other	Total
Net Revenue	$105,494	$96,826	$1,135	$42,134	$245,589

Operating Income (Loss)	$(7,107)	$31,924	$3,461	$(381)	$27,897

	For the three month period ended March 31, 2005
Net Revenue and Operating Income (Loss)	Financial Advisory	Asset Management	Corporate	Capital Markets and Other	Total
Net Revenue	$157,259	$106,863	$(4,023)	$37,879	$297,978

Operating Income (Loss)	$59,862	$36,881	$1,526	$(6,597)	$91,672

Total Assets	Financial Advisory	Asset Management	Corporate	Capital Markets and Other	Total
At December 31, 2004	$380,331	$245,449	$1,384,769	$1,488,675	$3,499,224

At March 31, 2005	$322,358	$242,703	$1,247,962	$2,037,318	$3,850,341

9.	SUBSEQUENT EVENTS

Initial Public Offering, Separation, Additional Financing Transactions and Recapitalization—On May 10, 2005, Lazard Ltd completed its initial public offering of Class A common stock (the “initial public offering”) that involved substantially all of Lazard Group’s business and completed certain additional financing transactions. The historical consolidated financial statements reflect the historical results of operations and financial position of Lazard Group, including the separated businesses for all periods presented, including the results of operations and financial condition for certain businesses that Lazard Group no longer owns. Accordingly, the historical financial statements do not reflect what the results of operations and financial position of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for the periods presented. Specifically, the historical results of operations do not give effect to the following matters:

•	The separation of Lazard Group’s Capital Markets and Other activities (the “separation”), which consists of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities (the “separated businesses”). As a result of the separation, the Capital Markets and Other activities are now owned and operated by LFCM Holdings.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, Lazard Group’s operating income historically has not reflected payments for services rendered by its managing directors. As a result of the consummation of the initial public offering and the additional financing transactions, Lazard Ltd now includes all payments for services rendered by its managing directors in compensation and benefits expense.

•

U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Income taxes shown on Lazard Group’s historical consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City. Subsequent to the initial public offering, the consolidated financial statements of Lazard Ltd will include U.S. federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post initial public offering structure.

As more fully described in the Registration Statement, the separated businesses were separated from Lazard Group in connection with Lazard Ltd’s initial public offering of Class A common stock and Lazard Ltd’s additional public offering of equity security units (the “ESU offering”), the private placement of senior unsecured notes of Lazard Group (the “debt offering”) and the investment agreement with IXIS—Corporate & Investment Bank (the “IXIS investment agreement,” together with the ESU offering and the debt offering, the “additional financing transactions,” together with the initial public offering, the “recapitalization”). The initial public offering, the ESU offering and the debt offering were each completed on May 10, 2005. The separated businesses became a part of LFCM Holdings LLC effective as of May 10, 2005.

Initial Public Offering—On May 10, 2005, Lazard Ltd issued, at $25 per share, 34,183,162 shares of its Class A common stock in a registered public offering pursuant to the Registration Statement. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after approximately $66,000 of expenses incurred by Lazard Ltd in connection with the issuance and distribution of the common stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses), was approximately $788,579. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group.

Additional Financing Transactions—On May 10, 2005, Lazard also completed several additional financing transactions, which are described below.

ESU Offering—Concurrently with the initial public offering, Lazard Ltd issued, for $25 per unit, equity security units for an aggregate offering amount of $287,500 in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Lazard Ltd Class A common stock equal to a settlement rate based on the trading price of Lazard Ltd Class A common stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a senior note of an affiliate, Lazard Group Finance LLC (“Lazard Group Finance”), with a principal amount of $1 (the “senior notes”).

Lazard Ltd will make quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% commencing August 15, 2005, subject to its right to defer these payments. In general, during any period in which it defers contract adjustment payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

The senior notes of Lazard Group Finance are senior obligations of Lazard Group Finance. The notes will mature on May 15, 2035, or on such earlier date as Lazard Ltd may elect in connection with the remarketing. In no event, however, will Lazard Ltd reset the maturity date to be prior to May 15, 2010. Lazard Group Finance used the net proceeds from the ESU offering to purchase senior notes from Lazard Group (the “Lazard Group notes”). The Lazard Group notes, which have substantially similar terms to the senior notes, are pledged to secure the obligations of Lazard Group Finance under the senior notes. The ability of Lazard Group Finance to pay its obligations under the senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, except per share amounts, unless otherwise noted)

Upon a remarketing of the senior notes, in which the applicable interest rate, payment dates and maturity date on the notes will be reset and the notes remarketed, the interest rate, payment dates and maturity date on the Lazard Group notes also will be reset on the same terms such that the interest rate, payment dates and maturity date on the Lazard Group notes are the same as those for the senior notes.

The equity security units will be reflected in Lazard Ltd’s diluted net income per share using the treasury stock method, and would be dilutive when the weighted-average market price of Lazard Ltd Class A common stock is greater than or equal to $30 per share, the threshold appreciation price.

IXIS Investment Agreement—Under the IXIS investment agreement, IXIS—Corporate & Investment Bank (“IXIS”), which is a subsidiary of Caisse Nationale des Caisses d’Epargne, purchased an aggregate of $200,000 of Lazard Ltd securities on May 10, 2005, $150,000 of which were equity security units (the “IXIS ESU placement”) and $50,000 of which were shares of Lazard Ltd Class A common stock. The terms of the equity security units issued in connection with the IXIS ESU placement are the same as the equity security units described above. The price per security paid by IXIS was equal, in the case of shares of Lazard Ltd Class A common stock, to the price per share in the initial public offering and, in the case of equity security units, the price per unit in the ESU offering. Lazard Group Finance used the net proceeds from the IXIS ESU placement to purchase Lazard Group notes. Lazard Ltd contributed the net proceeds from the sale of Lazard Ltd Class A Common Stock to Lazard Group.

Lazard Group Senior Notes—Concurrent with the initial public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015. The notes were issued net of original issue discount of $435. Interest on the notes is due May 15 and November 15 of each year, commencing on November 15, 2005. The notes are unsecured.

The indenture governing the senior notes contains covenants that limit Lazard Group’s ability and that of its subsidiaries, subject to important exceptions and qualifications, to, among other things, create a lien on any shares of capital stock of any designated subsidiary, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The indenture governing the senior notes also contains a customary make-whole provision in the event of early redemption.

In connection with the issuance of the senior notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on Lazard Group’s senior notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of approximately $13,000. Of this amount, approximately $11,000 was deemed to be the effective portion of the hedge and has been recorded as other comprehensive income and will be amortized as a charge to interest expense over the ten year term of the senior notes.

Recapitalization—In connection with the consummation of the initial public offering and additional financing transactions, Lazard Group used the net proceeds primarily to (a) redeem membership interests, including Lazard Group’s mandatorily redeemable preferred stock, held by the historical partners for $1,616,411, (b) capitalize the separated businesses in the amount of $150,000, (c) repay the $50,000, 7.53% Senior Notes due 2011 in aggregate principal amount of $50,000 as well as a related “make-whole” payment of $7,650 and (d) pay transaction fees and expenses.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Alternative Investments—The business alliance agreement entered into between Lazard Group and LFCM Holdings, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ merchant banking activities, exercisable at any time prior to the ninth anniversary of the consummation of the initial public offering, for a total price of $10,000. The option may be exercised by Lazard Group in two parts, consisting of an $8,000 option to purchase the North American merchant banking activities and a $2,000 option to purchase the European merchant banking activities. LAI’s merchant banking activities initially consist of the merchant banking management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the separation.

On February 25, 2005, Lazard Group formed a new private equity fund, Corporate Partners II Limited, with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group through 2010. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, following the completion of the separation, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historic investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the option exercise are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. Lazard Group intends to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and is entitled to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

Panmure Gordon—On April 26, 2005, Lazard Group completed the sale of Panmure Gordon & Co., Limited (“Panmure Gordon”) to Durlacher Corporation PLC, a U.K. broking firm (“Durlacher”). Panmure Gordon, acquired in 2004 by Lazard Group, operated as part of Lazard Group’s Capital Markets and Other segment in the U.K. As part of the April 2005 transaction, Lazard Group received an ownership interest of 32.8% in Durlacher, which was transferred to LFCM Holdings in connection with the separation. Lazard Group and LFCM Holdings have agreed to share any cash proceeds, to be derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in Durlacher.

******

Item 1A. Unaudited Pro Forma Financial Information

Lazard Ltd and Lazard Group:

The following unaudited pro forma condensed consolidated statements of income for the three month periods ended March 31, 2004 and 2005 and the unaudited pro forma condensed consolidated statement of financial condition at March 31, 2005 present the consolidated results of operations and financial position of Lazard Ltd and Lazard Group assuming that the separation and recapitalization transactions, including the initial public offering and the additional financing transactions, had been completed as of January 1, 2004 with respect to the unaudited pro forma condensed consolidated statements of income data, and at March 31, 2005 with respect to the unaudited pro forma condensed consolidated statement of financial condition data. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the initial public offering and the additional financing transactions, on the historical financial information of Lazard Group. The adjustments are described in the notes to unaudited pro forma condensed consolidated statements of income and the unaudited pro forma condensed consolidated statement of financial condition, and principally include the matters set forth below.

•	The separation, which is described in more detail in “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as employee compensation and benefits expense. As a result, Lazard Group’s operating income historically has not reflected payments for services rendered by its managing directors. As a result of the consummation of the initial public offering, Lazard Ltd now includes all payments for services rendered by our managing directors in employee compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Income taxes shown on Lazard Group’s historical consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to New York City UBT attributable to Lazard Group’s operations apportioned to New York City.

•	Minority interest expense reflecting ownership by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a Delaware limited liability company, of approximately 62.5% of the Lazard Group common membership interests outstanding immediately after the initial public offering and the separation and recapitalization transactions. LAZ-MD Holdings is a holding company that is owned by current and former managing directors of Lazard Group.

•	The use of proceeds from the initial public offering and the additional financing transactions.

•	The net incremental expense related to the additional financing transactions.

The unaudited pro forma financial information of Lazard Ltd should be read together with the Registration Statement and the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard Group’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein. The historical consolidated financial data reflected in the accompanying unaudited pro forma financial information represent historical consolidated financial data of Lazard Group. Such historical consolidated financial data of Lazard Group reflects the historical results of operations and financial position of Lazard Group, including the separated businesses.

Page
Unaudited Pro Forma Condensed Consolidated Statements of Income For The Three Month Periods Ended March 31, 2004 and 2005	20

Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition As of March 31, 2005	25

Lazard Group Finance:

The following unaudited pro forma condensed statements of income for the three month periods ended March 31, 2004 and 2005 and the unaudited pro forma condensed statement of financial condition at March 31, 2005 present the results of operations and financial position of Lazard Group Finance assuming that the ESU offering and the IXIS ESU placement of the Lazard Group Finance senior notes had been completed as of January 1, 2004 with respect to the unaudited pro forma statements of income data, and at March 31, 2005 with respect to the unaudited statement of financial condition data. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the ESU offering and the IXIS ESU placement. The adjustments are described in the notes to the unaudited pro forma condensed statements of income and the unaudited pro forma condensed statement of financial condition, and principally include the matters set forth below:

•	The issuance of the Lazard Group Finance senior notes underlying the equity security units, including the equity security units issued pursuant to the IXIS investment agreement.

•	The incremental expense related to the senior notes.

•	The use of proceeds from the issuance of the senior notes, principally the purchase of the Lazard Group notes.

Page
Unaudited Pro Forma Condensed Statements of Income For The Three Month Periods Ended March 31, 2004 and 2005	28

Unaudited Pro Forma Condensed Statement of Financial Condition As of March 31, 2005	29

******

General:

The pro forma financial information are included for informational purposes only and do not purport to reflect the results of operations or financial position of Lazard Group, Lazard Ltd or Lazard Group Finance that would have occurred had they operated as separate, independent companies during the periods presented. Actual results might have differed from pro forma results if Lazard Group, Lazard Ltd or Lazard Group Finance had operated independently. The pro forma consolidated financial information should not be relied upon as being indicative of Lazard Group, Lazard Ltd’s or Lazard Group Finance results of operations or financial condition had the transactions described in connection with the separation and recapitalization transactions, including the initial public offering and the additional financing transactions, been completed on the dates assumed. The pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

LAZARD LTD AND LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended March 31, 2004
			Pro Forma Adjustments						Pro Forma Adjustments For The Additional Financing Transactions		Lazard Group Pro Forma, as Adjusted	Pro Forma Adjustments For The Initial Public Offering		Lazard Ltd Pro Forma, as Adjusted (m)
	Historical		Separation (a)	Subtotal	Other		Total
	($ in thousands, except per share data)
Total revenues	$258,459		($44,780)	$213,679			$213,679				$213,679			$213,679
Interest expense	(12,870	)(b)	2,646	(10,224)			(10,224)		$(13,943	)(e)	(24,167)			(24,167)

Net revenues	245,589		(42,134)	203,455			203,455		(13,943)		189,512			189,512

Operating Expenses:
Compensation and benefits	140,860		(28,812)	112,048	$8,113	(c)	120,161				120,161			120,161
Premises and occupancy costs	22,227		(3,954)	18,273			18,273				18,273			18,273
Professional fees	13,656		(3,102)	10,554			10,554				10,554			10,554
Travel and entertainment	13,839		(1,655)	12,184			12,184				12,184			12,184
Other	27,110		(4,992)	22,118			22,118				22,118			22,118

Operating expenses	217,692		(42,515)	175,177	8,113		183,290				183,290			183,290

Operating income or loss	27,897		381	28,278	(8,113)		20,165		(13,943)		6,222			6,222
Provision (benefit) for income taxes	(2,121)		(489)	(2,610)	(1,976	)(d)	(4,586)		5,519	(f)	933	$303	(g)	1,236

Income allocable to members before minority interest	30,018		870	30,888	(6,137)		24,751		(19,462)		5,289	(303)		4,986
Minority interest	14,965		(1)	14,964	(18,688	)(c)	(3,724)				(3,724)	5,634	(h)	1,910

Net income allocable to members	$15,053		$871	$15,924	$12,551		$28,475		($19,462)		$9,013	($5,937)		$3,076

Weighted average shares outstanding:
Basic							100,000,000	(i)						37,500,000	(k)
Diluted							100,000,000	(i)						100,000,000	(k)
Net income per share:
Basic							$0.28	(j)						$0.08	(l)
Diluted							$0.28	(j)						$0.08	(l)

See Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD LTD AND LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended March 31, 2005
			Pro Forma Adjustments						Pro Forma Adjustments For The Additional Financing Transactions		Lazard Group Pro Forma, as Adjusted	Pro Forma Adjustments For The Initial Public Offering		Lazard Ltd Pro Forma, as Adjusted (m)
	Historical		Separation (a)	Subtotal	Other		Total
	($ in thousands, except per share data)
Total revenues	$314,128		($44,121)	$270,007			$270,007				$270,007			$270,007
Interest expense	(16,150	)(b)	6,242	(9,908)			(9,908)		$(13,943	)(e)	(23,851)			(23,851)

Net revenues	297,978		(37,879)	260,099			260,099		(13,943)		246,156			246,156

Operating Expenses:
Compensation and benefits	127,487		(21,606)	105,881	$46,798(c	)	152,679				152,679			152,679
Premises and occupancy costs	27,531		(11,148)	16,383			16,383				16,383			16,383
Professional fees	13,332		(4,474)	8,858			8,858				8,858			8,858
Travel and entertainment	10,501		(1,526)	8,975			8,975				8,975			8,975
Other	27,455		(5,722)	21,733			21,733				21,733			21,733

Operating expenses	206,306		(44,476)	161,830	46,798		208,628				208,628			208,628

Operating income or loss	91,672		6,597	98,269	(46,798)		51,471		(13,943)		37,528			37,528
Provision (benefit) for income taxes	8,056		(253)	7,803	(11	)(d)	7,792		(2,163	)(f)	5,629	$1,829	(g)	7,458

Income allocable to members before minority interest	83,616		6,850	90,466	(46,787)		43,679		(11,780)		31,899	(1,829)		30,070
Minority interest	10,260		(1)	10,259	(14,534	)(c)	(4,275)				(4,275)	22,609	(h)	18,334

Net income allocable to members	$73,356		$6,851	$80,207	($32,253)		$47,954		($11,780)		$36,174	($24,438)		$11,736

Weighted average shares outstanding:
Basic							100,000,000	(i)						37,500,000	(k)
Diluted							100,000,000	(i)						100,000,000	(k)
Net income per share:
Basic							$0.48	(j)						$0.31	(l)
Diluted							$0.48	(j)						$0.31	(l)

See Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma Condensed Consolidated Statements of Income

Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma Condensed Consolidated Statements of Income ($ in thousands):

(a)	Reflects adjustments necessary to remove the historical results of operations of Lazard Group’s separated businesses.

(b)	Interest expense includes accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock issued in March 2001, which amounted to $2,000 and $2,000 for the three month periods ended March 31, 2004 and 2005, respectively.

(c)	Prior to the initial public offering, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or as minority interest expense in the case of payments to LAM managing directors and certain key LAM employee members during 2004 and 2005, rather than as employee compensation and benefits expense. As a result, Lazard Group’s employee compensation and benefits expense and net income allocable to members did not reflect most payments for services rendered by Lazard Group’s managing directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income Allocable to Members.”

The adjustment reflects the classification of these payments for services rendered as employee compensation and benefits expense and has been determined as if the new compensation policy described below had been in place during 2004 and 2005. Accordingly, the pro forma condensed consolidated statements of income data reflect compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of the initial public offering, Lazard’s policy is that its employee compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although Lazard retains the ability to change this policy in the future). Lazard Group’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. Lazard defines “operating revenue” for these purposes as consolidated total revenue less (i) total revenue attributable to the separated businesses and (ii) interest expense related to LFB, with such operating revenue being $208,976 and $265,529 for the three month periods ended March 31, 2004 and 2005, respectively.

The overall net adjustment to increase historical employee compensation and benefits expense (after eliminating the expenses related to the separated businesses) is $8,113 and $46,798 for the three month periods ended March 31, 2004 and 2005, respectively. The net adjustments are the result of (i) aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM and, (ii) with respect to the 2004 period, the $8,113 adjustment represents the net addition for the portion of distributions representing payments for services rendered by managing directors and employee members of LAM of $92,335, and the reduction of $84,222 to reflect the new compensation arrangements with our managing directors to achieve a target compensation expense-to-operating revenue ratio of 57.5% from its historical ratio for that period of 97.8%. In the 2005 period, the new compensation arrangements were in effect, thus, Lazard Group’s employee compensation and benefits expense to operating revenue ratio is 57.5% and no further adjustment is necessary.

(d)	Reflects net tax benefit adjustments of $1,976 and $11 for the three month periods ended March 31, 2004 and 2005, respectively. The net adjustment includes (i) a tax benefit of $1,601 in the three month period ended March 31, 2004, which reflects the application of the historical effective Lazard Group income tax rates against the applicable pro forma adjustments (no similar adjustment applicable for the three month period ended March 31, 2005), and (ii) a tax benefit reclassified from LAM minority interest of $375 and $11 for the three month periods ended March 31, 2004 and 2005, respectively.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the additional financing transactions and the amortization of capitalized costs associated with the additional financing transactions, estimated to be $13,943 and $13,943 for the three month periods ended March 31, 2004 and 2005, respectively.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(g)	Represents an adjustment for Lazard Ltd entity-level taxes of $303 and $1,829 for the three month periods ended March 31, 2004 and 2005, respectively.

The difference between the U.S. federal statutory tax rate of 35% and Lazard Ltd’s estimated effective tax rate of 28% is primarily due to the earnings attributable to Lazard Ltd’s non-U.S. subsidiaries being taxable at rates lower than the U.S. federal statutory tax rate, partially offset by U.S. state and local taxes which are incremental to the U.S. federal statutory tax rate.

(h)	Minority interest expense includes an adjustment for LAZ-MD Holdings’ ownership of 62.5% of the Lazard Group common membership interests outstanding immediately after the initial public offering, with such minority interest being the result of multiplying LAZ-MD Holdings’ ownership interests in Lazard Group by Lazard Group’s pro forma, as adjusted, net income allocable to members. LAZ-MD Holdings’ ownership interests in Lazard Group are exchangeable, on a one-for-one basis, into shares of Lazard Ltd’s Class A common stock, and, on a fully exchanged basis, would amount to 62,500,000 shares or 62.5% of Lazard Ltd’s shares outstanding.

(i)	For purposes of presentation of basic and diluted net income per share, it was assumed that all Lazard Group common membership interests were exchanged into 100,000,000 shares of Lazard Ltd’s Class A common stock.

(j)	Calculated after considering the impact of the pro forma adjustments described in notes (a), (c) and (d) above and based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (i) above. Net income per share is not comparable to Lazard Ltd pro forma as adjusted net income per share due to the effect of the recapitalization, including the initial public offering and the additional financing transactions, and because net income allocable to members does not reflect U.S. corporate federal income taxes since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal tax purposes, whereas Lazard Ltd net income includes a provision in respect of such taxes.

(k)	For purposes of presentation of basic net income per share, the weighted average shares outstanding reflects the 37,500,000 shares of Lazard Ltd’s Class A common stock outstanding immediately following the initial public offering. For purposes of presentation of diluted net income per share, LAZ-MD Holdings exchangeable interests are included on an as-if-exchanged basis. Shares issuable with respect to the exercise of the purchase contracts associated with the equity security units offered in the ESU offering and the IXIS ESU placement are not included because, under the treasury stock method of accounting, such securities currently are not dilutive.

(l)	Calculated after considering the impact of all the pro forma adjustments described above and based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (k) above. See the table below for a detailed reconciliation of basic to diluted net income per share.

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2005
	Weighted Average Shares Outstanding	Net Income		Net Income Per Share	Weighted Average Shares Outstanding	Net Income		Net Income Per Share
	($ in thousands, except per share data)
Amounts as reported for Basic net income per share	37,500,000	$3,076		$0.08	37,500,000	$11,736		$0.31

Amounts applicable to LAZ-MD exchangeable interests:
Share of Lazard Group net income		5,634	(*)			22,609	(*)
Additional Corporate tax		(506	)(**)			(3,050	)(**)
Shares issuable	62,500,000				62,500,000

Amounts as reported for Diluted net income per share	100,000,000	$8,204		$0.08	100,000,000	$31,295		$0.31

*	62.5% of pro forma Lazard Group net income of $9,013 and $36,174 in the 2004 and 2005 period, respectively.
**	Based on pro forma Lazard Group operating income of $6,222 and $37,528 in the 2004 and 2005 period, respectively.

(m)	Captions relating to “income allocable to members” means “income” with respect to the Lazard Ltd amounts.

LAZARD LTD AND LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	As of March 31, 2005
								Pro Forma Adjustments for the Capital Contribution Relating to the Initial Public Offering and the Additional Financing Transactions		Lazard Group Pro Forma, as Adjusted	Pro Forma Adjustments for the Initial Public Offering		Lazard Ltd Consolidated Pro Forma, as Adjusted
		Pro Forma Adjustments

	Historical	Separation (a)	Subtotal	Other		Total
	($ in thousands)
ASSETS
Cash and cash equivalents	$234,227	($43,960)	$190,267	($84,000	)(b)	$106,267	(e)	$53,278	(f)	$159,545			$159,545
Cash and securities segregated for regulatory purposes	39,650	(23,500)	16,150			16,150				16,150			16,150
Marketable investments	95,281		95,281			95,281	(e)			95,281			95,281
Securities owned	635,692	(275,559)	360,133			360,133				360,133			360,133
Securities borrowed	1,194,668	(1,194,668)
Receivables	996,079	(301,784)	694,295			694,295				694,295			694,295
Other assets	654,744	(197,847)	456,897			456,897		(39,774	)(f)		$261,000	(h)
								9,070	(f)		(261,000	)(h)
								435	(f)	426,628			426,628

Total assets	$3,850,341	($2,037,318)	$1,813,023	($84,000)		$1,729,023		$23,009		$1,752,032	$—		$1,752,032

LIABILITIES, MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY
Notes payable	$55,496	($1,382)	$54,114			$54,114		($50,000	)(f)	$4,114			$4,114
Securities loaned	1,123,507	(1,123,507)
Payables	818,099	(197,415)	620,684			620,684				620,684			620,684
Accrued employee compensation	67,721	(20,878)	46,843	$20,493	(c)
				76,630	(d)	143,966	(e)			143,966			143,966
Miscellaneous other liabilities	1,056,942	(439,522)	617,420			617,420		6,013	(g)	623,433	$—	(h)	623,433
Lazard Group senior notes								550,000	(f)	550,000			550,000
Lazard Group Finance senior notes underlying equity security units								437,500	(f)	437,500			437,500
Subordinated loans	200,000		200,000			200,000				200,000			200,000
Mandatorily redeemable preferred stock	100,000		100,000			100,000		(100,000	)(f)				—
Minority interest	141,308	(18,748)	122,560	(20,493	)(c)	102,067				102,067	—	(i)	102,067
Members’ equity	287,268	(235,866)	51,402	(84,000	)(b)	(109,228)		859,570	(f)
				(76,630	)(d)			(1,516,411	)(f)
								(150,000	)(f)
								(7,650	)(f)
								(6,013	)(g)	(929,732)	929,732	(i)	—
Stockholders’ equity (deficiency):
Common stock, par value $.01 per share											375	(i)	375
Additional paid-in capital											(930,107	)(g)(i)	(930,107)

Total members’ equity and stockholders' equity (deficiency)	287,268	(235,866)	51,402	(160,630)		(109,228)		(820,504)		(929,732)	—		(929,732)

Total liabilities, members’ equity and stockholders’ equity (deficiency)	$3,850,341	($2,037,318)	$1,813,023	($84,000)		$1,729,023		$23,009		$1,752,032	$—		$1,752,032

See Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma

Condensed Consolidated Statement of Financial Condition

Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition ($ in thousands):

(a)	Reflects adjustments necessary to remove the historical balances relating to Lazard Group’s separated businesses. Subsequent to March 31, 2005, the separated businesses’ members’ equity as reflected in the pro forma condensed consolidated statement of financial condition will be reduced by approximately $126,000 related to the repurchase of working member interests and capital redemptions in connection with the consummation of the initial public offering, all of which has been paid as of May 9, 2005.

(b)	Reflects cash contribution in recognition of indemnities made by the separated businesses in favor of Lazard Group.

(c)	Reclassifies minority interest relating to services rendered by managing directors and employee members associated with Lazard Group’s controlled affiliate, LAM, to accrued compensation.

(d)	Prior to the initial public offering, payment for services rendered by managing directors were accounted for as distributions to members’ capital (and subsequent to January 1, 2003, minority interest for LAM) rather than as compensation expense. As a result, the accrued compensation liability account did not reflect a liability for most services rendered by managing directors. As a result of the consummation of the initial public offering, Lazard now includes all payments for services rendered by Lazard Group’s managing directors in compensation and benefits expense. The pro forma adjustment reflects the compensation payable to managing directors (excluding LAM and the separated businesses).

(e)	Historically, employee bonuses have generally been paid in January following the end of each fiscal year. Payments to managing directors for services rendered have generally been made in three monthly installments, as soon as practicable, after the end of each fiscal year. Such payments usually begin in February and end in April. Accordingly, the cash and marketable investments balances shown do not reflect the final payment made in April, to Lazard Group’s managing directors for services rendered.

(f)	Reflects the net impact of the initial public offering, the additional financing transactions and the recapitalization representing (1) a net increase in members’ equity of $859,570, consisting of the issuance of $937,500 of Lazard Ltd’s Class A common stock, which includes $50,000 in value of shares issued to IXIS pursuant to the IXIS investment agreement and $32,921 related to the cashless exchange of historical partner interests of Lazard Ltd’s Chief Executive Officer for shares of Lazard Ltd’s Class A common stock at the initial public offering price, less estimated transaction fees and expenses attributable to these equity offerings of $77,930 (which represents the estimated total transaction fees of $87,000 less $9,070 of capitalized debt issuance costs), (2) the issuance of $550,000 principal amount of Lazard Group senior notes and (3) the issuance of $437,500 of equity security units, $150,000 of which were issued to IXIS pursuant to the IXIS investment agreement. The aggregate proceeds of $1,925,000, prior to estimated transaction fees and expenses, which, combined with $39,774 in certain Lazard Group long-term investments (which were used to satisfy a portion of the historical partner redemption consideration), were used to (a) redeem $1,616,411 in historical partner interests, which included $100,000 in Mandatorily Redeemable Preferred Stock and $32,921 in the cashless exchange of Lazard Ltd’s Chief Executive Officer’s historical partner interests for shares of Lazard Ltd’s Class A common stock, (b) repay $50,000 in principal amount of 7.53% Senior Notes due 2011, including a make-whole amount of $7,650, (c) distribute an aggregate of $150,000 to LAZ-MD Holdings and LFCM Holdings and (d) pay estimated transaction fees and expenses of $87,000. The estimated net proceeds from the initial public offering and the additional financings exceeded the identified use of proceeds described above by $53,278, which resulted in an equivalent increase in cash and cash equivalents. Further, other assets reflect a net reduction of $30,269 related to the utilization of $39,774 in long-term investments, as mentioned above, as well as the original issue discount of $435 related to the issuance of $550,000 principal amount of Lazard Group senior notes and an increase related to the capitalization of $9,070 in debt issuance costs.

(g)

Reflects an adjustment of $6,013 to record a liability for the present value of the quarterly contract adjustment payments related to the purchase contracts associated with the equity security units, including those issued pursuant to the IXIS ESU placement, with a corresponding charge to additional paid-in-capital.

This adjustment is calculated based upon contract adjustment payments equal to 0.505% of the principal amount of the equity security units, discounted to present value at an annual rate of 6.12% over the three-year life of the purchase contracts.

(h)	In accordance with Statement of Financial Accounting Standards No. 109, and in connection with the consolidation of Lazard Group into Lazard Ltd, Lazard recorded a deferred tax asset of approximately $30,000, with such amount fully offset by a valuation allowance. In addition, in connection with the redemption of the historical partner interests and preferred interests, Lazard also recorded a deferred tax asset of approximately $231,000, with such amount also fully offset by a valuation allowance. The valuation allowances have been recorded because it is more likely than not that these deferred tax assets will not be realized. The realization of the deferred tax assets depends, among other factors, on the future geographic mix of the earnings of Lazard Group and on Lazard Group meeting certain statutory limitations on amortization deductions.

(i)	Reflects the issuance of shares of Lazard Ltd’s Class A common stock pursuant to the initial public offering, net of applicable costs with respect thereto, and the net effect of the consolidation by Lazard Ltd of Lazard Group, including the classification of LAZ-MD Holdings’ approximate 62.5% ownership of Lazard Group’s common membership interests as of March 31, 2005 as a reduction of Lazard Ltd’s additional paid-in capital rather than minority interest, since such minority interest would be negative.

LAZARD GROUP FINANCE LLC

UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

Three Month Period Ended March 31, 2004
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
($ in thousands)
Total revenue	$—	$6,887	(a)(c)	$6,887
Interest expense	—	(6,887	)(b)(d)	(6,887)

Net revenue	—	—		—
Operating expenses	—	—		—

Operating income	—	—		—
Provision for income taxes	—	—		—

Net income allocable to members	$—	$—		$—

Three Month Period Ended March 31, 2005
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
($ in thousands)
Total revenue	$—	$6,887	(a)(c)	$6,887
Interest expense	—	(6,887	)(b)(d)	(6,887)

Net revenue	—	—		—
Operating expenses	—	—		—

Operating income	—	—		—
Provision for income taxes	—	—		—

Net income allocable to members	$—	$—		$—

Notes to Lazard Group Finance LLC Unaudited Pro Forma Condensed Statements of Income ($ in thousands)

(a)	Including interest income related to the $437,500 of Lazard Group notes.
(b)	Including interest expense related to the issuance of $437,500 of Lazard Group Finance senior notes.
(c)	Including amortization of deferred interest income associated with the $437,500 of Lazard Group notes.
(d)	Including amortization of deferred issuance costs associated with the issuance of the Lazard Group Finance senior notes.

LAZARD GROUP FINANCE LLC

UNAUDITED PRO FORMA CONDENSED STATEMENT OF FINANCIAL CONDITION

	As of March 31, 2005
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
	($ in thousands)
Notes receivable	$—	$437,500	(a)	$437,500
Other assets	—	3,856	(b)	3,856

Total assets	$—	$441,356		$441,356

Senior notes	$—	$437,500	(c)	$437,500
Other liabilities	—	3,856	(d)	3,856
Member’s equity	—	—		—

Total liabilities and member’s equity	$—	$441,356		$441,356

Notes to Lazard Group Finance LLC Unaudited Pro Forma Condensed Statement of Financial Condition ($ in thousands)

(a)	Reflects the $437,500 of Lazard Group notes.
(b)	Reflects deferred issuance costs associated with the Lazard Group Finance senior notes.
(c)	Reflects the issuance of $437,500 of Lazard Group Finance senior notes.
(d)	Reflects deferred interest income associated with the issuance of the Lazard Group notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Certain Factors that May Affect Our Business

We have included in Parts I and II of this Quarterly Report on Form 10-Q statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our or Lazard’s actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in Lazard’s Registration Statements on Form S-1 (File Nos. 333-121407 and 333-123463) (collectively, the “Registration Statements”) under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets;

•	losses caused by financial or other problems experienced by third parties;

•	losses due to unidentified or unanticipated risks;

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses;

•	competitive pressure.

Lazard and Lazard Group Finance operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our or Lazard’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about Lazard’s and Lazard Group Finance’s:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	potential growth opportunities available to its business,

•	recruitment and retention of its managing directors and employees,

•	target levels of compensation,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	the benefits to its business resulting from the effects of the separation and recapitalization transactions, including the initial public offering and the additional financing transactions,

•	the effects of competition on its business, and

•	the impact of future legislation and regulation on its business.

Completion of Separation and Recapitalization Transactions

For presentation purposes, the information presented below reflects the historical results of operations and financial position of Lazard Group prior to the separation. The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings.

Except as otherwise expressly noted, this quarterly report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial data of Lazard Group, reflect the historical results of operations and financial position of Lazard Group, including the separated businesses. In addition to other adjustments, the pro forma financial data included in this Form 10-Q (i) with respect to Lazard Group and Lazard Ltd reflect financial data for Lazard Group and Lazard Ltd giving effect to the separation, as well as other adjustments made as a result of the initial public offering and the additional financing transactions and the recapitalization and (ii) with respect to Lazard Group Finance give effect to the recapitalization, including the ESU offering and the IXIS ESU placement, and the related purchase of the Lazard Group notes.

Presentation

As described above, Lazard Group Finance used the net proceeds from the ESU offering and the IXIS ESU placement to purchase Lazard Group notes. The Lazard Group notes, which have substantially similar terms to the senior notes, are pledged to secure the obligations of Lazard Group Finance under the senior notes. The ability of Lazard Group Finance to pay its obligations under the senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Because the principal asset of Lazard Group Finance on a pro forma basis is the Lazard Group notes and Lazard Group Finance controls Lazard Group, the accompanying unaudited condensed consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein each relate to Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it had no assets or liabilities as of March 31, 2005 and no operations for the three month period then ended. Accordingly, no historical financial information and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for Lazard Group Finance are presented in this quarterly report.

Business Summary

Lazard Group’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers, acquisitions, restructurings and other financial matters,

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds, and

•	Capital Markets and Other, which consists of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In connection with the separation, Lazard Group transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005.

In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments and the commercial banking activities of our Paris-based LFB. LFB is a registered bank regulated by the Banque de France. LFB’s primary operations include the management of the treasury positions of Lazard’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of LFG and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. Lazard Group also allocates outstanding indebtedness to Corporate. Following the initial public offering, the indebtedness and interest expense related to the additional financing transactions will be accounted for as part of Corporate.

For the three month period ended March 31, 2005, Financial Advisory, Asset Management, Capital Markets and Other and Corporate contributed approximately 53%, 36%, 12% and (1)% of Lazard Group’s net revenue, respectively.

Business Environment

Economic and market conditions, particularly global merger and acquisition (“M&A”) activity, can significantly affect our financial performance. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our or Lazard’s management to predict all risks and uncertainties, nor can Lazard or we assess the impact of all factors on Lazard’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Registration Statement. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Thomson Financial as of April 11, 2005, (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved, (iii) the amount of hedge fund assets is from Van Hedge Fund Advisors, and (iv) funds raised for global private capital, including private equity and venture capital investment funds, is Thomson Venture Economics/National Venture Capital, March 2005.

Financial Advisory

For the three month period ended March 31, 2005, the volume of global completed M&A transactions increased 41% versus the corresponding period ended March 31, 2004, increasing to $343 billion from $244 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing a 49% increase. Over the same period, the volume of global announced M&A transactions increased by 18% in 2005, from $499 billion to $589 billion, and the volume of trans-Atlantic announced M&A transactions increased by 6% from $16 billion to $17 billion, reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity continued to decline, with the amount of corporate debt defaults falling from $4 billion to $2 billion, or by 49%. Lazard believes that its Financial Advisory business would benefit from any sustained increase in M&A volume.

For the three month period ended March 31, 2005, Lazard Group’s Mergers and Acquisitions net revenue increased to $122 million from $74 million, or 66%, for the corresponding period in 2004 as M&A activity rebounded. At the same time, Financial Restructuring net revenue also increased to $24 million from $18 million, or 33%, over the same time period, reflecting increased restructuring activity despite declining levels of global corporate debt defaults.

Asset Management

While global stock markets experienced substantial appreciation in 2004, markets in the first quarter of 2005 experienced some volatility. In the first quarter of 2005, global markets softened as evidenced by the MSCI

World Index declining by 2%. European markets, however, showed modest gains with the FTSE 100, CAC 40 and DAX indices gaining 2%, 7% and 2%, respectively. In the U.S., the Dow Jones Industrial, S&P 500 and NASDAQ indices declined 3%, 3% and 8%, respectively, during the same period. Despite the recent softness, global stock markets over the last twelve months remained on the positive side. From April 1, 2004 until March 31, 2005, the MSCI World Index rose by 9%, and the FTSE 100, CAC 40 and DAX indices rose by 12%, 12% and 13%, respectively. In the U.S., the Dow Jones Industrial, S&P 500 and NASDAQ indices remained slightly positive with gains of 1%, 5% and 0.3%, respectively, during the same twelve month period. The changes in global market indices correspond with Lazard Group’s market-related changes in its Assets Under Management (“AUM”).

Recent Developments

As described in more detail in Note 9 to the accompanying Notes to Condensed Consolidated Financial Statements, on May 10, 2005 the initial public offering, the additional financing transactions, the separation and the recapitalization were consummated.

On April 26, 2005, Lazard Group completed the sale of its U.K. capital markets business, Panmure Gordon & Co., Limited, to Durlacher. As part of the transaction, Lazard Group received an ownership interest of approximately 32.8% in Durlacher, which was transferred to LFCM Holdings in connection with the separation.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard Group’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings or similar transactions. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to a client, with such fees not being dependent on a specific transaction. Lazard Group’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of the Capital Markets and Other segment. In general, such fees are shared equally between Lazard Group’s Financial Advisory and Capital Markets and Other segments. As a result of the consummation of the initial public offering, Lazard Group now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard Group’s Financial Advisory business in a manner similar to its practice prior to the initial public offering. The main driver of Financial Advisory net revenue is overall M&A and restructuring volume, particularly in the industries and geographic markets in which Lazard Group focuses.

Lazard Group’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, Lazard Group’s AUM include significant assets that are denominated in currencies other than U.S. dollars. Changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard Group’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard Group also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation.

Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Lazard Group’s Asset Management net revenue during the three month periods ended March 31, 2004 and 2005 demonstrate the volatility that incentive fees have on total net revenue.

Capital Markets and Other net revenue largely consists of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earns fund management fees and, if applicable, carried interest incentive fees related to merchant banking funds managed as part of this segment. Such carried interest incentive fees are earned when profits from merchant banking investments exceed a specified threshold. In addition, Lazard Group generates investment income and net interest income principally from long-term investments, cash balances and securities financing transactions. In connection with the separation, Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard Group has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the initial public offering, interest expense related to the additional financing transactions is now included as part of Corporate. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue in the first quarter of 2005 represented (1)% of Lazard Group’s net revenue, total assets in this segment represented 32% of Lazard Group’s consolidated total assets as of March 31, 2005 (or 69% excluding the Capital Markets and Other segment), principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction or financial restructuring, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until the fourth quarter of Lazard Group’s fiscal year, when potential uncertainties regarding the ultimate realizable amounts have been determined.

Operating Expenses

The majority of Lazard Group’s operating expenses relate to employee compensation and benefits. As a limited liability company, payments for services rendered by the majority of Lazard Group’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) have been accounted for as minority interest expense. See “—Minority Interest.” As a result, Lazard Group’s employee compensation and benefits expense and operating income, including for the quarter ended March 31, 2005, have not reflected most payments for services rendered by Lazard Group’s managing directors. As a result of the consummation of the initial public offering, Lazard Group now includes all payments for services rendered by its managing directors, including the managing directors of LAM, in employee compensation and benefits expense.

The balance of Lazard Group’s operating expenses is referred to below as “non-compensation expense,” which includes costs for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, depreciation and amortization and other expenses.

The operating expenses set forth in “—Consolidated Results of Operations” do not reflect the added costs Lazard expects to incur as a result of the initial public offering. Lazard expects that it will incur additional expenses for, among other things, directors’ fees, SEC reporting and compliance, investor relations, legal, accounting and other costs associated with being a public company.

Provision for Income Taxes

Lazard Group has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard Group’s historical consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City.

Following the initial public offering Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remain subject to local income taxes outside the U.S. and to UBT. In addition, Lazard Ltd will be subject to additional income taxes which taxes will be reflected in its consolidated financial statements as described in Note (g) in the “Unaudited Pro Forma Financial Information—Notes to Lazard Ltd and Lazard Group LLC Unaudited Pro Forma Condensed Consolidated Statements of Income.”

Minority Interest

Minority interest consists of a number of components, as described in more detail in the Registration Statement. The table below summarizes minority interest expense and liability in Lazard Group’s consolidated financial statements:

	Three Months Ended March 31,
	2004	2005
	($ in thousands)
Minority Interest Expense:
LAM Members	$18,734	$15,004
LAM General Partnerships	(123)	(387)
Italian Strategic Alliance	(3,502)	(4,357)
Merchant Banking General Partnership Interests	—	—
Other	(144)	—

Total	$14,965	$10,260

	As of
	December 31, 2004	March 31, 2005
	($ in thousands)
Minority Interest Liability:
LAM Members	$57,351	$38,263
LAM General Partnerships	43,186	32,649
Italian Strategic Alliance	51,902	46,281
Merchant Banking General Partnership Interests	20,655	22,523
Other	1,626	1,592

Total	$174,720	$141,308

Net Income Allocable to Members

Prior to the initial public offering, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or as minority interest expense in the case of payments to LAM managing directors and certain key LAM employee members, rather than as compensation and benefits expense. As a result, Lazard Group’s compensation and benefits expense and net income allocable to members, including for the quarter ended March 31, 2005, did not reflect most payments for services rendered by its managing directors. As a result of the consummation of the initial public offering and additional financing transactions, as described in Note 9 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Ltd now includes all payments for services rendered by its managing directors in employee compensation and benefits expense.

Results of Operations

Lazard Group’s consolidated financial statements are presented in U.S. dollars. Many of Lazard Group’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year end exchange rates, while revenue and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income.

The consolidated results of operations for the three month periods ended March 31, 2004 and 2005 are set forth below:

	Three Months Ended March 31,
	2004	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$105,494	$157,259
Asset Management	96,826	106,863
Capital Markets and Other(a)	42,134	37,879
Corporate	1,135	(4,023)

Net revenue	245,589	297,978

Operating Expenses:
Employee compensation and benefits	140,860	127,487
Non-compensation expense	76,832	78,819

Total operating expenses	217,692	206,306

Operating Income	27,897	91,672
Provision (benefit) for income taxes	(2,121)	8,056

Income Allocable to Members Before Minority Interest	30,018	83,616
Minority Interest	14,965	10,260

Net Income Allocable to Members	$15,053	$73,356

(a)	As described above, in the separation Lazard Group transferred the business comprising its Capital Markets and Other business segment to LFCM Holdings as of May 10, 2005.

The key ratios, statistics and headcount information for the three months periods ended March 31, 2004 and March 31, 2005 are set forth below:

	Three Months Ended March 31,
	2004	2005
As a % of Net Revenue:
Financial Advisory	43%	53%
Asset Management	39%	36%
Capital Markets and Other(a)	17%	12%
Corporate	1%	(1)%

Net Revenue	100%	100%

As a % of Net Revenue:
Operating Income	11%	31%

Headcount, as of the end of each period, prior to the separation:
Managing Directors:
Financial Advisory	128	131
Asset Management	34	39
Capital Markets and Other(a)	19	19
Corporate	6	6
Limited Managing Directors	20	20
All Other Employees	2,409	2,279

Total	2,616	2,494

Headcount, as of the end of each period, after the separation:
Managing Directors:
Financial Advisory	128	131
Asset Management	34	39
Corporate	6	6
Limited Managing Directors	19	19
All Other Employees	2,142	2,035

Total	2,329	2,230

(a)	As described above, in the separation Lazard Group transferred the business comparing its Capital Markets and Other business segment to LFCM Holdings as of May 10, 2005.

Consolidated Results of Operations

A discussion of Lazard Group’s consolidated results of operations is set forth below, followed by a more detailed discussion of business segment results.

Three Months Ended March 31, 2005 versus March 31, 2004. Net revenue was $298 million for the three month period ended March 31, 2005, up $52 million, or 21%, versus net revenue of $246 million for the corresponding period in 2004. During the 2005 period, M&A net revenue increased by 66%, Financial Restructuring net revenue increased by 33%, Asset Management net revenue increased by 10%, while Capital Markets and Other net revenue decreased by 10%.

Employee compensation and benefits expense was $127 million for the 2005 period, a decrease of $14 million, or 9%, versus expense of $141 million for the corresponding period in 2004. The expense decrease was primarily due to the adoption of Lazard’s policy to manage its overall business, excluding the separated businesses, at a compensation-to-operating revenue ratio of 57.5%, a 5% decrease in employee headcount and reductions in pension and post-retirement health benefit costs. The decrease in headcount was primarily a result of a reassessment of staffing needs, principally in the Financial Advisory, Corporate and Capital Markets and Other segments.

Non-compensation expense was $79 million for the 2005 period, up $2 million or 3% versus expense of $77 million for the corresponding period in 2004. Premises and occupancy expenses in the 2005 period were $28 million, an increase of $5 million, or 24%, due primarily to a provision for abandoned leased space in London. Professional fees in the 2005 period were $13 million, essentially flat versus the 2004 period. Travel and entertainment expenses in the 2005 period were $11 million, a decrease of $3 million, or 24%, versus $14 million for the 2004 period primarily due to lower travel expense in the first quarter of 2005. Communication and information services and equipment costs in the 2005 period, in the aggregate, were $16 million, an increase of $1 million, or 9%, versus $15 million for the 2004 period. Other expenses were $11 million, a decrease of $1 million, or 9%, versus $12 million for the 2004 period.

Operating income was $92 million for the 2005 period, an increase of $64 million, or 229% greater than operating income of $28 million for the corresponding period in 2004. Operating income as a percentage of net revenue was 31% for the first three months in 2005 versus 11% for the corresponding period in 2004.

Provision for income taxes was $8 million for the 2005 period, an increase of $10 million versus a $2 million tax benefit for the corresponding period in 2004, primarily due to increased profitability in locations that are subject to corporate income taxes.

Minority interest was $10 million for the 2005 period, a decrease of $5 million versus $15 million for the corresponding period in 2004, principally due to a decrease in performance-based compensation for LAM members and, to a lesser extent, a decrease in minority interest associated with the Strategic Alliance with Intesa in Italy.

Net income allocable to members was $73 million for the 2005 period, an increase of $58 million from the $15 million for the corresponding period in 2004.

Business Segments

The following data discusses net revenue and operating income by business segment. The operating results exclude a discussion of Corporate, due to its relatively minor contribution to operating results. Each segment’s operating expenses include (i) employee compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended March 31,
	2004	2005
	($ in thousands)
M&A	$73,835	$122,311
Financial Restructuring	18,200	24,148
Corporate Finance and Other	13,459	10,800

Net Revenue	105,494	157,259

Direct Employee Compensation and Benefits	59,387	49,885
Other Operating Expenses(a)	53,214	47,512

Total Operating Expenses	112,601	97,397

Operating Income	$(7,107)	$59,862

Operating Income as a Percentage of Net Revenue	(7)%	38%

Headcount as of the end of each period(b):
Managing Directors	128	131
Limited Managing Directors	4	5
Other Employees	838	791

Total	970	927

(a)	Includes indirect support costs (including compensation and other operating expenses related thereto).
(b)	Excludes headcount related to support functions. Such headcount is included in the Corporate headcount.

Net revenue trends in Financial Advisory for M&A and Financial Restructuring generally are correlated to the volume of completed industry-wide mergers and acquisitions activity and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of mergers and acquisitions activity in a particular geography where Lazard Group has significant market share or the number of its advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Lazard Group client statistics and global industry statistics are set forth below:

	Three Months Ended March 31,
	2004	2005
Lazard Statistics:
Number of Clients:
Total	148	159
With Fees Greater than $1 million	26	37
Percentage of Total Fees from Top 10 Clients	46%	48%
Number of M&A Transactions Completed Greater than $1 billion	4	4

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions:
Global	$244	$343
Trans-Atlantic	24	36
Global Corporate Debt Defaults	4	2

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Three Months Ended March 31,
	2004	2005
North America	55%	44%
Europe	45%	52%
Rest of World	—%	4%

Total	100%	100%

Lazard Group’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and restructuring transactions, depending on clients’ needs. This flexibility allows Lazard Group to better match its professional staff with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard Group measures revenue by practice area, Lazard Group does not separately measure the separate costs or profitability of mergers and acquisitions services as compared to financial restructuring services. Accordingly, Lazard Group measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Financial Advisory Results of Operations

Three Months Ended March 31, 2005 versus March 31, 2004. In the 2005 period, M&A net revenue increased by $48 million, or 66%, driven by the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by a $6 million, or 33%, increase in Financial Restructuring net revenue versus the corresponding period in 2004. Other Financial Advisory net revenue decreased by $3 million primarily from decreased underwriting activity, partially offset by increases in private equity fund raising.

Clients with whom Lazard Group transacted significant business in the first three months of 2005 included Alcan, Bekaert, Clayton, Dubilier & Rice, Debenhams, National Australia Bank, National Energy & Gas, Protein Design Labs, Serco Group, Telesystem International Wireless and USGen New England. In addition, Lazard Group has represented MCI in its evaluation of its strategic alternatives, SunGard Data Systems Inc. in its sale to various private equity firms and Tower Automotive, Inc. on its Chapter 11 bankruptcy reorganization.

Financial Advisory net revenue for the 2005 period was earned from 159 clients, compared to 148 in 2004. Advisory fees of $1 million or more were earned from 37 of Lazard Group’s clients for the three months ended March 31, 2005, compared to 26 in the corresponding three months in 2004.

Operating expenses were $97 million for the 2005 period, a decrease of $16 million, or 14%, versus operating expenses of $113 million in the corresponding period in 2004. Employee compensation and benefits expense decreased by $10 million, or 16%, primarily due to a 6% decrease in employee headcount, lower pension and post-retirement health benefit costs, and the adoption of Lazard’s policy to manage its overall business, excluding the separated businesses, at a compensation-to-operating revenue ratio of 57.5%. Other operating expenses decreased by $6 million, or 11%. The principal reasons for this decrease related to (i) professional fees, which decreased by $2 million due to lower consulting and legal fees, (ii) travel and entertainment expense, which decreased by $3 million, and (iii) premises and occupancy expense, which decreased by approximately $1 million due to less occupied space in London for this segment.

Financial Advisory operating income was $60 million for the 2005 period, an increase of $67 million, versus operating losses of $7 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 38% for the 2005 period versus a loss of 7% for the corresponding period in 2004.

Asset Management

The following table shows the composition of AUM mandates for the Asset Management segment:

	As of
	December 31, 2004	March 31, 2005
	($ in millions)
AUM:
International Equities	$39,267	$39,544
Global Equities	17,762	17,827
U.S. Equities	12,716	12,353

Total Equities	69,745	69,724

International Fixed Income	6,226	6,477
Global Fixed Income	2,008	1,982
U.S. Fixed Income	2,970	2,855

Total Fixed Income	11,204	11,314

Alternative Investments	2,800	2,921
Merchant Banking	551	523
Cash Management	2,135	1,775

Total AUM	$86,435	$86,257

The following is a summary of changes in Asset Management’s AUM and average AUM during the year ended December 31, 2004 and the quarter ended March 31, 2005. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31, 2004	Three Month Period Ended March 31, 2005
	($ in millions)
AUM—Beginning of Period	$78,371	$86,435

Net Flows	(3,489)	346
Market Appreciation (Depreciation)	10,793	(43)
Foreign Currency Adjustments	760	(481)

AUM—End of Period	$86,435	$86,257

Average AUM	$80,261	$86,346

The following table summarizes the operating results of the Asset Management segment:

	Three Months Ended March 31,
	2004	2005
	($ in thousands)
Management and Other Fees	$96,796	$102,043
Incentive Fees	30	4,820

Net Revenue	96,826	106,863

Direct Employee Compensation and Benefits	29,983	33,740
Other Operating Expenses(a)	34,919	36,242

Total Operating Expenses	64,902	69,982

Operating Income	$31,924	$36,881

Operating Income as a Percentage of Net Revenue	33%	35%

Headcount as of the end of each period(b):
Managing Directors	34	39
Limited Managing Directors	2	2
Other Employees	567	581

Total	603	622

(a)	Includes indirect support costs (including compensation and other operating expenses related thereto).
(b)	Excludes headcount related to support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2004	2005
North America	59%	60%
Europe	33%	32%
Rest of World	8%	8%

Total	100%	100%

Asset Management Results of Operations

Three Months Ended March 31, 2005 versus March 31, 2004. Asset Management net revenue was $107 million in the 2005 period, an increase of $10 million, or 10%, versus net revenue of $97 million in the corresponding period in 2004. Management and Other fees for the 2005 period were $102 million, up $5 million, or 5%, versus the corresponding period in 2004. Incentive fees earned in the 2005 period were approximately $5 million, versus $30 thousand recorded in the corresponding period in 2004 primarily due to higher performance versus benchmarks in certain investment funds.

For the 2005 period, average AUM was $86.3 billion, an increase of approximately $7.2 billion, or 9%, versus $79.1 billion in the corresponding period in 2004. Net revenue grew at a faster rate than average AUM primarily due to the incentive fees earned in the 2005 period.

AUM as of March 31, 2005 was $86.3 billion, just slightly lower than AUM of $86.4 billion as of December 31, 2004. During the three month period ended March 31, 2005, AUM decreased $0.1 billion primarily due to decreases related to changes in foreign currency exchange rates of $0.5 billion, partially offset by net inflows of $0.4 billion.

Operating expenses were $70 million for the 2005 period, an increase of $5 million, or 8%, versus operating expenses of $65 million in the corresponding period in 2004. Employee compensation and benefits expense increased by $4 million, or 13% versus the corresponding period in 2004, primarily due to headcount increases in certain product groups and offices as well as increases in performance-based bonus accruals. Other operating expenses increased by $1 million, or 4%, versus the corresponding period in 2004.

Asset Management operating income was $37 million in the 2005 period, an increase of $5 million, or 16%, versus operating income of $32 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 35% for the 2005 period versus 33% for the corresponding period in 2004.

Capital Markets and Other

The following table summarizes the operating results of the Capital Markets and Other segment:

	Three Months Ended March 31,
	2004	2005
	($ in thousands)
Revenue:
Capital Markets advisory fees	$8,633	$3,100
Money management fees	6,189	5,182
Commissions	14,519	12,552
Trading gains and losses-net	6,422	9,545
Underwriting	5,440	2,086
Investment gains (losses), non-trading-net	(759)	4,301
Interest income	4,049	7,518
Other	287	(163)

Total revenue	44,780	44,121
Interest expense	(2,646)	(6,242)

Net Revenue	42,134	37,879

Direct Employee Compensation and Benefits	25,579	19,586
Other Operating Expenses(a)	16,936	24,890

Total Operating Expenses	42,515	44,476

Operating Income (Loss)	$(381)	$(6,597)

Operating Income (Loss) as a Percentage of Net Revenue	(1)%	(17)%

Headcount as of the end of each period(b):
Managing Directors	19	19
Limited Managing Directors	1	1
Other Employees	267	244

Total	287	264

(a)	Includes indirect support costs (including compensation and other operating expenses related thereto).
(b)	Excludes headcount related to support functions. Such headcount is included in the Corporate headcount.

Capital Markets and Other Results of Operations

The net revenue included in the Capital Markets and Other segment is related primarily to revenue earned from underwriting fees from securities offerings and secondary trading revenue earned in the form of commissions and trading profits from principal transactions in equity, fixed income and convertibles businesses. In addition, this segment earned underwriting and other fee revenue from corporate broking in the U.K. related to the January 2004 acquisition of the assets of Panmure Gordon. Also included in this segment are fund management fees and, if applicable, carried interest incentive fees related to merchant banking funds managed as part of this segment. Carried interest fees are earned when profits from merchant banking investments exceed a certain threshold. In addition, investment income and net interest income from long-term investments, cash balances and securities financing transactions also are included in the Capital Markets and Other segment. These capital market activities are part of the businesses that were separated from the operations of Lazard Group on May 10, 2005 in the separation. The results of the operations of the Capital Markets and Other segment are included in Lazard Group’s historical financial statements. However, for periods after the completion of the separation, Lazard Group no longer owns the Capital Markets and Other segment and will report the segment as a discontinued operation. Under the business alliance agreement entered into in connection with the separation, Lazard Group has an option to acquire the merchant banking business from LFCM Holdings.

Three Months Ended March 31, 2005 versus March 31, 2004. Capital Markets and Other net revenue was $38 million in the 2005 period, a decrease of $4 million, or 10%, versus net revenue of $42 million in the corresponding period in 2004. Lower net revenue in sales, trading and broking were the principal contributors to the decrease.

Operating expenses were $44 million for the 2005 period, up $2 million or 5% versus operating expenses of $43 million in the corresponding period in 2004. Employee compensation and benefits expense in the 2005 period decreased by $6 million, or 23%, primarily relating to the salaries and termination costs associated with the closing of certain departments in the 2004 period, as well as lower pension and post-retirement health benefit costs in the 2005 period. Other operating expenses increased by $8 million or 47%. Premises and occupancy costs increased by $8 million in the 2005 period, primarily due to a one-time charge related to abandoned leased space in London. Professional fees increased by approximately $2 million due to increased legal fees. All other operating expenses decreased by $2 million primarily due to lower support group charges in connection with the sale of Panmure Gordon.

Capital Markets and Other operating loss was approximately $7 million in the 2005 period, versus a loss of $0.4 million in the corresponding period in 2004. Operating loss as a percentage of segment net revenue was 17% for the 2005 period, versus a loss of 1% in the corresponding period in 2004.

Cash Flows

Historically, Lazard Group’s cash flows have been influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days. In restructuring transactions, particularly restructurings involving bankruptcies, receivables sometimes take longer to collect than 60 days due to issues such as court-ordered holdbacks.

Cash and cash equivalents were $234 million at March 31, 2005, a decrease of $80 million versus cash and cash equivalents of $314 million at December 31, 2004. During the three month period ended March 31, 2005, cash of $141 million was provided by operating activities, including $73 million from net income allocable to members, $14 million of noncash charges, principally consisting of depreciation and amortization of $4 million and minority interest of $10 million and $54 million being provided by net changes in other operating assets and operating liabilities. Cash of $0.1 million was used in investing activities. Financing activities during this period used $220 million of cash, primarily for distributions to members and minority interest holders of $201 million. Lazard Group traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first quarter with respect to the prior year’s results.

Liquidity and Capital Resources

Historically, Lazard Group’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual discretionary bonuses have historically been paid to employees in January relating to the prior year. Lazard Group’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April. In addition, and to a lesser extent, during the year Lazard Group pays certain tax advances on behalf of its managing directors, and these advances serve to reduce the amounts due to the managing directors in the three installments described above. As a consequence, its level of cash on hand decreases significantly during the first quarter of the year and gradually builds up over the remaining three quarters of the year. Lazard Group expects this seasonal pattern of cash flow to continue.

Lazard Group regularly monitors its liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. Lazard Group maintains senior and subordinated lines of credit in excess of anticipated liquidity requirements. As of March 31, 2005, Lazard Group had $225 million in unused lines of credit available to it, including $150 million related to the separated businesses which expired pursuant to the separation.

Lazard Group’s cash flow generated from operations historically has been sufficient to enable it to meet its obligations. Lazard Group believes that its cash flows from operating activities, after giving effect to the separation, should be sufficient for it to fund its current obligations for the next 12 months and beyond. In addition, Lazard Group intends to maintain lines of credit that can be utilized should the need arise. Concurrent with the initial public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. In addition, Lazard Group entered into a commitment letter dated April 14, 2005 that provides that, subject to customary conditions precedent for transactions of this nature, including regulatory approval, a group of lenders will provide a separate $25 million subordinated credit facility for Lazard Frères & Co. LLC, its U.S. broker dealer subsidiary. The Lazard Frères & Co. LLC facility will be a four-year revolving credit facility, and then will continue as a term loan facility for an additional year. This commitment letter expires July 31, 2005. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and Lazard Group expects that the Lazard Frères & Co. LLC facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. Lazard Group expects that the Lazard Frères & Co. LLC facility will contain similar restrictions and covenants for a facility of its type. The Lazard Frères & Co. LLC facility is intended to qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations. Lazard Group may, to the extent required and subject to restrictions contained in applicable financing arrangements, use other financing sources in addition to any new credit facilities.

As of March 31, 2005, Lazard Group was in compliance with all of its obligations under its various borrowing arrangements.

Lazard Group actively monitors its regulatory capital base. Lazard Group principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that Lazard Group complies with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries that we operate in. Lazard Group’s capital structure is designed to provide each of its subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to Lazard Group, see “Business—Regulation” included in the Registration Statements.

Substantially all of the net proceeds received from the initial public offering and the additional financing transactions were used in connection with the recapitalization, and, to a lesser extent, to capitalize LFCM Holdings and LAZ-MD Holdings. See Note 9 of Notes to Condensed Consolidated Financial Statements. Lazard Group expects that the net incremental interest cost related to the additional financing transactions will be approximately $56 million per year. Lazard Group expects to service the resultant incremental debt with operating cash flow and the utilization of credit facilities and, to the extent required, other financing sources.

Net revenue and operating income historically have fluctuated significantly between quarters. This variability arises from the fact that transaction completion fees comprise the majority of our net revenue, with the billing and recognition of such fees being dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In addition, incentive fees earned on AUM and compensation related thereto are generally not recorded until the fourth quarter of Lazard Group’s fiscal year, when potential uncertainties regarding the ultimate realizable amounts have been determined.

Contractual Obligations

The following table sets forth information relating to Lazard Group’s contractual obligations as of December 31, 2004:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases	$542,124	$50,145	$94,356	$88,414	$309,209
Capital Leases	66,554	26,558	5,770	5,770	28,456
Notes Payable and Subordinated Loans (a)	270,777	20,777	—	—	250,000
Mandatorily Redeemable Preferred Stock (a)	100,000	—	—	—	100,000
Merchant Banking Commitments (b)	14,031	2,526	11,505	—	—
Contractual Commitments to Managing Directors, Senior Advisors and Employees (c)	72,573	38,008	33,583	982	—

Total (d)	$1,066,059	$138,014	$145,214	$95,166	$687,665

(a)	In May 2005, the $50 million in aggregate principal amount of 7.53% Senior Notes due 2011 was prepaid and the Mandatorily Redeemable Preferred Stock were redeemed in connection with the separation and recapitalization transactions.
(b)	Lazard Group may be required to fund its merchant banking commitments at any time through 2006, depending on the timing and level of investments by its merchant banking funds.
(c)	During 2002, 2003 and 2004, following the hiring of new senior management, Lazard Group invested significant amounts in the recruitment and retention of senior professionals in an effort to reinvest in the intellectual capital of Lazard Group’s business. The majority of these commitments expired on December 31, 2004. The nature of the commitments to managing directors and employees, which represent most of the future commitments, is related primarily to guaranteed payments for services of managing directors and guaranteed compensation for employees. These payments and compensation were guaranteed to recruit and retain the professional talent needed to promote growth in our business. As a result, while payments for services rendered by Lazard Group’s managing directors prior to 2002 generally did not exceed net income allocable to members, in 2002, 2003 and 2004 distributions to Lazard Group’s managing directors exceeded our net income allocable to members.
(d)	The table above does not include any potential obligations relating to the LAM equity rights.

The contractual obligations table above does not include the following developments since December 31, 2004: (1) obligations related to Corporate Partners II Limited, a new private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, which may require funding at any time through 2010, and (2) any potential payment related to the IXIS cooperation arrangement as described in more detail in the Registration Statement. The level of this potential payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited to a maximum of approximately €16.5 million (subject to reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the three-year initial period of such activities, the cooperation agreement is not renewed and our stock price fails to sustain certain price levels. Lazard Group has held various discussions with Intesa in connection with the separation and recapitalization transactions, and Intesa has notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the strategic alliance, unless Lazard Group and Intesa otherwise agree, in 2008 Lazard Group will repurchase its 40% interest in our business in Italy and repay the $50 million subordinated promissory note included within notes payable and subordinated debt in the table above for an aggregate amount not to exceed $150 million, less certain distributions received by Intesa in connection with the joint venture, on or prior to February 4, 2008. In addition, the table above does not include the debt obligations incurred in May 2005 concurrent with the additional financing transactions, as described in more detail in Note 9 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Lazard Group’s consolidated financial condition and results of operations are based upon Lazard Group’s consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard Group’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Lazard believes that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

Lazard Group generates substantially all of its net revenue from providing financial advisory, asset management and capital markets services to clients. Lazard recognizes revenue when the following criteria are met:

•	there is persuasive evidence of an arrangement with a client,

•	the agreed-upon services have been provided,

•	fees are fixed or determinable, and

•	collection is probable.

Lazard’s clients generally enter into agreements with Lazard that vary in duration depending on the nature of the service provided. Lazard typically bills clients for the full amounts due under the applicable agreements on or after the dates on which the specified service has been provided. Generally, payments are due within 60 days of billing. Lazard assesses whether collection is probable based on a number of factors, including past transaction history with the client and an assessment of the client’s current creditworthiness. If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. In rare cases, an allowance for doubtful collection may be established, for example, if a fee is in dispute or litigation has commenced.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard Group is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard Group to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard Group’s consolidated statements of financial condition. Lazard Group must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not likely, Lazard Group must establish a valuation allowance. Significant management judgment is required in determining Lazard Group’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Lazard Group has recorded gross deferred tax assets of $88 million as of December 31, 2004, which are fully offset by a valuation allowance due to uncertainties related to its ability to utilize such deferred tax assets, which principally consist of certain foreign net operating loss carryforwards, before they expire. Lazard Group’s determination of the need for a valuation allowance is based on its estimates of future taxable income by jurisdiction, and the period over which its corresponding deferred tax assets will be recoverable. If actual results differ from these estimates or Lazard Group adjusts these estimates in future periods, Lazard Group may need to adjust its valuation allowance, which could materially impact Lazard Group’s consolidated financial position and results of operations.

In addition, in order to determine the quarterly tax rate, Lazard Group is required to estimate full year pre-tax income and the related annual income tax expense in each jurisdiction. Tax exposures can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard Group’s overall effective tax rate. Significant management judgment is required in determining Lazard Group’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard Group’s interpretation of complex tax laws may impact its measurement of current and deferred income taxes.

Valuation of Investments

“Marketable investments” and “long-term investments” consist principally of investments in exchange traded funds, merchant banking and alternative investment funds, and other privately managed investments. Gains and losses on marketable investments and long-term investments, which arise from changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income allocable to members.

In determining fair value, Lazard Group separates its investments into two categories. The first category consists of those investments that are publicly-traded, which, as of March 31, 2005, were approximately 44% of Lazard Group’s marketable investments and long-term investments. For these investments, we determine value by quoted market prices. The second category consists of those that are not publicly-traded. For these investments, Lazard Group determines value based upon its best estimate of fair value. As of March 31, 2005, this second category of investments comprises the remaining 56% of Lazard Group’s marketable investments and long-term investments.

The fair value of those investments that are not publicly traded is based upon an analysis of the investee’s financial results, condition, cash flows and prospects. Adjustments to the carrying value of such investments are made if there are third-party transactions evidencing a change in value. Adjustments also are made, in the absence of third-party transactions, if Lazard Group determines that the expected realizable value of the investment differs from its carrying value. In reaching that determination, Lazard Group considers many factors, including, but not limited to, the operating cash flows and financial performance of the investee, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. Partnership interests, including general partnership and limited partnership interests in real estate funds, are recorded at fair value based on changes in the fair value of the partnership’s underlying net assets.

Because of the inherent uncertainty in the valuation of investments that are not readily marketable, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed. Lazard Group seeks to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are adequately performed.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard Group makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard Group uses its best judgment and information available to it at the time to perform this review. Because Lazard Group’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

Consolidation of VIEs

The consolidated financial statements include the accounts of Lazard Group and all other entities in which Lazard Group is the primary beneficiary or control. Lazard Group determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, Lazard Group consolidates voting interest entities in which it has the majority of the voting interest.

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

Lazard Group determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, and related party relationships. Where qualitative analysis is not conclusive, Lazard Group performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to the VIE’s variable interest holders, Lazard Group calculates its share of the VIE’s expected losses and expected residual returns using a cash flows model that allocates those expected losses and residual returns to it, based on contractual arrangements and/or Lazard Group’s position in the capital structure of the VIE under various scenarios. Lazard Group would reconsider its assessment of whether it is the primary beneficiary if there are changes to any of the variables used in determining the primary beneficiary. Those variables may include changes to financial arrangements, contractual terms, capital structure and related party relationships.

In accordance with FASB Interpretation No. 46R the assets, liabilities and results of operations of the VIE are included in the consolidated financial statements of Lazard Group if it is determined that Lazard Group is the primary beneficiary. Any third party interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

Risk Management

Risk management is an important part of Lazard Group’s business, but is focused primarily on the activities of the Capital Markets and Other segment, which was transferred to LCFM Holdings on May 10, 2005. As a result, Lazard Group has separately summarized the discussion of risk management for its Financial Advisory and Asset Management, Corporate and Capital Markets and Other segments.

Financial Advisory and Asset Management

Lazard Group believes that, due to the nature of the businesses and the manner in which it conducts our operations, the Financial Advisory and Asset Management segments are not subject to material market risks such as equity price risk, but are subject to foreign currency exchange rate risks which are summarized below.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk arises from the possibility that Lazard Group’s revenue and expenses may be affected by movements in the rate of exchange between non-U.S. dollar denominated balances (primarily euros and British pounds) and the U.S. dollar, the currency in which Lazard Group’s financial statements are presented. For the three month period ended March 31, 2005, approximately 26% of Lazard Group’s operating income was generated in non-U.S. dollar currencies.

Lazard Group generally does not hedge non-dollar foreign exchange exposure, as described above, arising in its operations outside the U.S. These foreign operations manage their individual foreign currency exposures with reference to their own base currency. However, Lazard Group does track and control the foreign currency exchange rate risks arising in each principal operation and has established limits for such exposures. In certain cases, Lazard Group may take open foreign exchange positions with a view to profit within internally defined limits, but Lazard Group does not utilize foreign exchange options in this context.

Corporate

Lazard Group’s Corporate activities are exposed to risks arising from transactions in trading and non-trading derivatives and to interest rate risk arising from short-term assets and third party loans.

Trading and Non-Trading Derivatives

Lazard Group enters into forward foreign exchange contracts, interest rate swaps and other contracts for trading purposes, and non-trading derivative contracts, including forward foreign exchange contracts, interest rate swaps, cross-currency interest rate swaps and other derivative contracts to hedge exposures to interest rate and currency fluctuations. These trading and non-trading contracts are recorded at their fair values on our statements of financial condition and the related gains and losses on trading contracts are included in “trading gains and losses—net” on Lazard Group’s consolidated statements of income. Lazard Group’s hedging strategy is an integral part of its trading strategy and therefore the related gains and losses on Lazard Group’s hedging activities also are recorded in “trading gains and losses-net” on the consolidated statements of income.

The table below presents the fair values of Lazard Group’s trading and non-trading derivatives as of December 31, 2004 and March 31, 2005:

	December 31, 2004	March 31, 2005
	($ in thousands)
Assets:
Trading Derivatives:
Interest rate swap contracts	$377	$—
Exchange rate contracts	289	—

Total	$666	$—

	December 31, 2004	March 31, 2005
	($ in thousands)
Liabilities:
Trading Derivatives:
Interest rate swap contracts	$1,124	$662
Exchange rate contracts	291	—

Total trading derivatives	1,415	662

Non-Trading Derivatives:
Interest rate swap contracts	3,204	2,914

Total	$4,619	$3,576

Interest Rate and Foreign Currency Risk—Trading, Non-Trading and Securities Owned

The risk management strategies that Lazard Group employs use various stress tests to measure the risks of trading, non-trading and securities owned activities. Based on balances of securities owned, Lazard Group’s interest rate risk as measured by a 0.25% +/- movement in interest rates totaled $175 thousand as of December 31, 2004 and $50 thousand as of March 31, 2005. Foreign currency risk, on those same balances, measured by a 2% +/- movement against the U.S. dollar totaled $23 thousand as of December 31, 2004 and $6 thousand as of March 31, 2005.

Interest Rate Risk—Short Term Investments and Corporate Indebtedness

A significant portion of Lazard’s liabilities have fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard Group estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $4 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Capital Markets and Other

Risk management is an important part of the operation of the Capital Markets and Other segment since the business is exposed to a variety of risks including market, credit, settlement and other risks that are material and require comprehensive controls and ongoing management. The information below describes areas of risk, and how Lazard manages risk of the Capital Markets and Other business segment, which was separated on May 10, 2005.

Lazard utilizes a Global Capital Markets Risk Committee to assess risk management practices, particularly as these practices relate to regulatory requirements. In addition, Lazard utilizes an independent Risk Management Group, which reports to Lazard’s chief financial officer and is responsible for analyzing risks and for coordinating and monitoring the risk management process. Further, the Risk Management Group supports the Global Capital Markets Risk Committee by providing risk profiles and analyses to the committee.

The Global Capital Markets Risk Committee and the Risk Management Group are responsible for the maintenance of a comprehensive risk management practice and process including:

•	a formal risk governance organization that defines the oversight process and its components,

•	clearly defined risk management policies and procedures supported by a specific framework,

•	communication and coordination among the business executives and risk functions, while maintaining strict segregation of responsibilities, controls, and oversight, and

•	clearly defined risk tolerance levels, which are regularly reviewed to ensure that our risk-taking is consistent with our business strategy, capital structure, and current and anticipated market conditions.

Risks inherent in the Capital Markets business are summarized below.

Market Risk

Market risk is the potential change in a financial instrument’s value caused by fluctuations in interest and currency exchange rates, equity prices or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

Historically, Lazard Group has sought to mitigate market risk associated with trading inventories by employing hedging strategies that correlate rate, price, and spread movements of trading inventories and related financing and hedging activities. Lazard Group has employed a combination of cash instruments and derivatives to hedge market exposure. The following discussion describes the types of market risk faced in the Capital Markets and Other segment.

Interest Rate Risk. Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments, primarily securities owned and securities sold but not yet purchased. Lazard Group typically uses U.S. Treasury securities in the Capital Markets and Other segment to manage interest rate risk relating to interest bearing deposits of non-U.S. banking operations as well as certain non-U.S. securities owned. Lazard Group historically hedged its interest rate risk by using interest rate swaps and forward rate agreements. Interest rate swaps generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. Forward rate agreements are contracts under which two counterparties agree on the interest to be paid on a notional deposit of a specified maturity at a specific future settlement date with no exchange of principal.

Currency Risk. Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments. Lazard Group has used currency forwards and options in the Capital Markets and Other segment to manage currency risk. Exchange rate contracts include cross-currency swaps and foreign exchange forwards. Currency swaps are agreements to exchange future payments in one currency for payments in another currency. These agreements are used to transform the assets or liabilities denominated in different currencies. Foreign exchange forwards are contracts for delayed delivery of currency at a specified future date.

Equity Price Risk. Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities. The Capital Markets and Other segment is subject to equity price risk primarily in securities owned and securities sold but not yet purchased as well as for equity swap contracts entered into for trading purposes.

Credit Risk

The Capital Markets and Other segment is exposed to the risk of loss if an issuer or counterparty fails to perform its obligations under contractual terms and the collateral held, if any, is insufficient or worthless. Both cash instruments and derivatives expose the business to this type of credit risk. Lazard Group has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral and continually assessing the creditworthiness of counterparties.

In the normal course of business, the Capital Markets and Other segment executes, settles and finances various customer securities transactions. Execution of securities transactions includes the purchase and sale of securities that expose us to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Capital Markets and Other segment may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. Lazard Group has historically sought to control the risks associated with customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

Liabilities to other brokers and dealers related to unsettled transactions (i.e., securities failed-to-receive) are recorded at the amount for which the securities were acquired and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed-to-receive, Lazard Group may purchase the underlying security in the market and seek reimbursement for losses from the counterparty.

Concentrations of Credit Risk

The exposure to credit risk associated with the Capital Markets and Other trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions.

At March 31, 2005, Lazard Group’s most significant concentration of credit risk was with the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure primarily results from securities owned that are issued by the U.S. Government and its agencies. Indirect exposure results from maintaining U.S. Government and agency securities as collateral for resale agreements and securities borrowed transactions. The direct exposure on these transactions is with the counterparty; thus, the Capital Markets and Other segment has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default.

Off-Balance Sheet Risks

The Capital Markets and Other segment may be exposed to a risk of loss not reflected on the consolidated financial statements for securities sold but not yet purchased, should the value of such securities rise.

For transactions in which credit is extended to others, the Capital Markets and Other segment seeks to control the risks associated with these activities by requiring the counterparty to maintain margin collateral in compliance with various regulatory and internal guidelines. Counterparties include customers who are generally institutional investors and brokers and dealers that are members of major exchanges. Required margin levels are monitored daily and, pursuant to such guidelines, counterparties are required to deposit additional collateral or reduce securities positions when necessary.

It is the policy of the Capital Markets and Other segment to take possession of securities purchased under agreements to resell. The market value of the assets acquired are monitored to ensure their adequacy as compared to the amount at which the securities will be subsequently resold, as specified in the respective agreements. The agreements provide that, where appropriate, the delivery of additional collateral may be required.

In connection with securities sold under agreements to repurchase, the Capital Markets and Other segment monitors the market value of assets delivered to ensure that the collateral value is not excessive as compared to the amount at which the securities will be subsequently repurchased.

Operational Risk

Operational risk is the exposure to loss resulting from inadequate or failed internal processes, people, systems or external events excluding credit, liquidity, market and insurance risk. It arises from various sources such as organization, compliance, operational risk assessment and control, employees and agents, process and systems, external events and outsourcing. Lazard Group has developed a risk management framework to ensure compliance with applicable regulatory requirements. The securities operations area prepares various daily, weekly and monthly reports to monitor these risks.

Risk Management Framework

The risk management framework utilized in addressing the risks associated with the Capital Markets and Other segment of Lazard Group’s business is described below.

Market Risk

Based on the balances of securities owned, at the applicable dates, Lazard Group quantifies the sensitivities of its current portfolios to changes in market variables. These sensitivities are then utilized in the context of historical data to estimate earnings and loss distributions that current portfolios could have incurred throughout the historical period. From these distributions, Lazard Group derives a number of useful risk statistics, including a statistic it refers to as Value at Risk, or “VaR.” The disclosed VaR is an estimate of the maximum amount current portfolios could lose with 99% confidence, over a given time interval. The VaR for our overall portfolios is less than the sum of the VaRs for individual risk categories because movements in different risk categories occur at different times and, historically, extreme movements have not occurred in all risk categories simultaneously. The difference between the sum of the VaRs for individual risk categories and the VaR calculated for all risk categories is shown in the following tables and may be viewed as a measure of the diversification within our portfolios.

In Lazard Group’s VaR system, it uses a historical simulation for two years to estimate VaR using a 99% confidence level and a one-day holding period for trading instruments.

In addition to the VaR risk measurement, the risk framework applies various stress tests to test the portfolios under stressful situations as follows:

Interest Rate Risk:	Parallel moves of treasury yield curves of +/- 0.25%.
Curve Risk:	Non-parallel moves of treasury yield curves within +/- 0.25%.
Spread Risk:	For corporate bonds only, +/- 0.50% moves in yield curve.
Equity Price Risk:	+/- 10% move in equity prices.
Currency Risk:	+/- 2% move in foreign exchange rates against U.S. dollars.

The following table summarizes Lazard Group’s risk exposure according to the categories described above as of December 31, 2004 and March 31, 2005.

	Risk Measures
	As of		Average(1)
	December 31, 2004	March 31, 2005
	($ in thousands)
Interest Rate Risk	$206	$398	$491
Curve Risk	127	598	837
Spread Risk	927	653	901
Equity Price Risk	539	1,614	1,542
Currency Risk	29	17	108
VaR	547	861	879

(1)	Average is based on an average of monthly ending amounts from April 1, 2004 through March 31, 2005.

Credit Risk

Lazard Group monitors its credit risk and exposure that originates from Lazard’s business. Credit risk against each issuer is measured by calculating the risk-adjusted exposure. The risk adjustment is based on rating of the issuer, and this risk is netted for all positions with the same issuer.

The credit risk framework determines two types of credit risks:

Credit Risk of the Issuer. The framework analyzes current positions in each issuer to determine the risk adjusted exposure, which is the estimated maximum potential exposure to the issuer in the future. Each issuer has a limit based on its rating. The portfolio’s aggregate risk-adjusted exposure is monitored on a daily basis. The levels of risk-adjusted exposures in the U.S. bond and convertible desks are set forth below:

	Credit Risk of the Issuer
	As of		Average(1)
	December 31, 2004	March 31, 2005
	($ in thousands)
Risk Adjusted Exposure	$8,998	$19,415	$24,437

(1)	Average is based on an average of monthly ending amounts from April 1, 2004 through March 31, 2005.

Credit Risk of the Trading Counterparty. Lazard Group utilizes a report indicating the gross counterparty exposure and settlement risk. The settlement risk indicates the risk if the counterparty reneges on a trade. In that case, Lazard Group may have to buy or sell the security at additional cost. The framework has established limits for counterparties based on ratings.

Limit Monitoring Process

Lazard Group has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining collateral and continually assessing the creditworthiness of counterparties.

The risk framework has developed a portfolio approach for risk measurements. This helps senior management assign limits at various levels such as location, trading desks and issuers. Senior management establishes policy limits representing the maximum risk it is willing to take on a normal day.

Credit risk limits take into account measures of both current and potential exposures and are set and monitored by broad risk type, product type and tenor to maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, and the purchase of credit default protection.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about Lazard Group’s market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management”. The Capital Markets and Other segment was separated from the operations of Lazard Group in connection with the separation effective May 10, 2005. Commencing May 10, 2005, disclosures about market risk specific to the Capital Markets and Other segment will not be applicable to Lazard Group. With respect to Lazard Group Finance, we do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk.

Item 4.	Controls and Procedures

Lazard Group Finance’s management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information Lazard Group Finance is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in Lazard Group Finance’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is likely to materially affect, Lazard Group Finance’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Lazard Group Finance is not currently involved in any judicial, regulatory or arbitration proceedings.

Lazard’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. Lazard is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Lazard Group Finance has been informed that Lazard believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results for any particular period, depending, in part, upon the operating results for such period.

Lazard has received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on the Capital Markets business that is a part of the separated businesses now owned and operated by LFCM Holdings. In addition, Lazard has received requests for information from the SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on the Capital Markets business that is part of the separated businesses. Lazard believes that other broker-dealers have also received requests for information. These investigations are continuing and Lazard cannot predict their potential outcomes, if any, which outcomes, could include regulatory consequences. Lazard intends to continue to fully cooperate in these inquiries. In the course of an internal review of these matters, there have been personnel changes in the Capital Markets business that is a part of the separated businesses, including resignations by individuals who were formerly associated with such separated businesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2005, Lazard Ltd issued 11,500,000 equity security units in a registered public offering pursuant to a Registration Statement on Form S-1 (Commission file number 333-123463) on which Lazard Group Finance was a co-registrant. The Registration Statement was declared effective by the SEC on May 4, 2005. The offering has terminated, and all securities registered pursuant to this Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 11,500,000 units of equity security units were registered pursuant to the Registration Statement at an aggregate estimated offering price of $287,500,000 (based upon the estimated maximum price of $25.00 per unit that was estimated in accordance with Rule 457(a) of the Securities Act prior to the pricing of the public offering). A total of 11,500,000 units of equity security units were sold at an aggregate actual offering price of $287,500,000 (based upon the price of $25.00 per share at which the securities actually sold). The amount of expenses incurred in connection with the issuance and distribution of the equity security units (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) was approximately $11 million. The net offering proceeds from the ESU offering after subtracting these expenses was approximately $276.5 million.

On May 10, 2005, pursuant to an investment agreement, Lazard Ltd issued to IXIS—Corporate & Investment Bank (“IXIS”), which is a subsidiary of Caisse Nationale des Caisses d’Epargne, an aggregate of $200,000,000 of securities, $150,000,000 of which were equity security units and $50,000,000 of which were shares of Lazard Ltd Class A common stock. The equity security units and the Lazard Ltd Class A common stock were issued to IXIS in a private placement under Section 4(2) of the Securities Act and Regulation S promulgated thereunder. IXIS purchased 6,000,000 equity security units at $25.00 per unit, and purchased 2,000,000 shares of Lazard Ltd Class A common stock at $25.00 per share. With respect to the equity security units, IXIS received a payment from us equal in percentage terms to those paid to the underwriters for the public offering of the equity security units. The aggregate payment that IXIS received in respect of the sale of the equity security units was approximately $4,875,000. The equity security units have the same features of the equity security units sold to the public in the registered public offering. For additional description of the terms and conditions of the investment agreement and the securities purchased by IXIS, see “Description of Capital Stock—IXIS Investment in Our Common Stock” and “Description of Indebtedness—IXIS Investment in Exchangeable Debt Securities” in the Registration Statement, which description is incorporated herein by reference.

We used the aggregate net proceeds of $433,644,000 from the ESU offering and the ESU portion of the IXIS ESU placement, net of partial reimbursement of the ESU underwriter’s discount and certain other expenses, to purchase Lazard Group notes in aggregate principal amount of $437,500,000. For a description of Lazard Group’s use of the proceeds from the sale of the Lazard Group notes and the other additional financing transactions, see “Unregistered Sales of Equity Securities and Use of Proceeds” in Lazard Ltd’s Quarterly Report on Form 10-Q filed on June 16, 2005.

In connection with the formation of Lazard Group Finance, Lazard Group, as the initial member was granted a limited liability company interest in Lazard Group Finance for no consideration.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Certificate of Formation of Lazard Group Finance LLC (incorporated by reference to Exhibit 3.4 to the Registrant’s and Lazard Ltd’s Registration Statement (File No. 333-123463) on Form S-1 filed on March 21, 2005).

3.2	Limited Liability Company Agreement of Lazard Group Finance LLC, dated as of May 10, 2005.

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q, filed on June 16, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q, filed on June 16, 2005).

4.3	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q, filed on June 16, 2005).

4.4	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q, filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q, filed on June 16, 2005).

4.6	Form of Normal Equity Security Units Certificate (included in Exhibit 4.3).

4.7	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.3).

4.8	Senior Note (included in Exhibit 4.2).

10.1	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.3	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, Lazard Ltd, Lazard LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

31.1	Rule 13a-14(a) Certification by Steven J. Golub.

31.2	Rule 13a-14(a) Certification by Michael J. Castellano.

32.1	Section 1350 Certification by Steven J. Golub.

32.2	Section 1350 Certification by Michael J. Castellano.

(b) No Reports on Form 8-K were filed during the period from January 1, 2005 to March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2005

LAZARD GROUP FINANCE LLC

By:	/s/ Steven J. Golub
Name: Steven J. Golub Title: President (Principal Executive Officer)

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Vice President (Principal Financial Officer)