Form 10-Q
period 2005-06-30
Lazard Group Finance LLC
filed 2005-08-12
CIK 1320766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-32493

(Commission File Number)

LAZARD GROUP FINANCE LLC

(Exact name of registrant as specified in its charter)

Delaware	20-2281724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza

New York, New York 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2005, there were two of the registrant’s Class I interests outstanding and one of the registrant’s Class II interests outstanding.

INTRODUCTORY NOTE

Lazard Group Finance LLC, which we refer to as Lazard Group Finance, is a Delaware limited liability company that was formed on January 27, 2005 to act as the managing member of Lazard Group LLC and to issue certain senior notes (the “Lazard Group Finance senior notes”) that form a component of equity security units (the “ESUs”) issued by Lazard Ltd, which are listed on the New York Stock Exchange (“NYSE”) under the symbol “LDZ”. The indenture pursuant to which the Lazard Group Finance senior notes were issued limits the ability of Lazard Group Finance to engage in activities or transactions unrelated to these two purposes. Lazard Ltd is a company formed under the laws of Bermuda that acts as the holding company through which public investors own equity in the Lazard business. Lazard Ltd indirectly controls Lazard Group Finance. Lazard Ltd’s Class A common shares are listed on the NYSE under the symbol “LAZ”. Lazard Group LLC, which we refer to as Lazard Group, is a Delaware limited liability company formerly named Lazard LLC that acts as the holding company through which the Lazard businesses are owned and operated.

Lazard Group Finance’s primary assets are its managing member position in Lazard Group and the Lazard Group notes underlying the Lazard Group Finance senior notes. Since its inception, Lazard Group Finance has conducted no other material activities or business.

Lazard Group Finance used the net proceeds from the sale of the ESUs to purchase senior notes from Lazard Group (the “Lazard Group notes”). The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of Lazard Group Finance under the Lazard Group Finance senior notes. The ability of Lazard Group Finance to pay its obligations under the Lazard Group Finance senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Because the principal asset of Lazard Group Finance is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it did not commence operations until May 10, 2005 and had no significant assets or liabilities prior to that date. Accordingly, the historical financial information for Lazard Group Finance presented in this quarterly report is as of June 30, 2005 and for the period May 10, 2005 through June 30, 2005. The accompanying unaudited pro forma financial information included herein reflects pro forma financial information regarding both Lazard Group Finance and Lazard Group.

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

Unless the context otherwise requires, “Lazard,” “we,” “our” and “us” refer to Lazard Ltd, a Bermuda exempted company, and its subsidiaries, including Lazard Group Finance, Lazard Group and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

*	These condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Group. As described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, Lazard Ltd, using the net proceeds of its equity public offering (as defined in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group), along with the net proceeds it received from the financing transactions (as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group), acquired a 37.5% ownership interest in Lazard Group as of May 10, 2005. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical condensed consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had it been a stand-alone, public company for the periods presented. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. Therefore, Lazard Group’s operating income prior to May 10, 2005, included within the accompanying unaudited condensed consolidated financial statements historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and financing transactions, as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, Lazard Group now includes all payments for services rendered by its managing directors in compensation and benefits and distributions to holders of profit participation interests in Lazard Group (“profit participation members”).

In addition, the accompanying condensed consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2005

(UNAUDITED)

($ in thousands)

ASSETS
Cash and cash equivalents	$1,252
Receivables—Due from Lazard Group:
Notes	437,500
Interest	3,868

441,368
Other assets	3,744

Total assets	$446,364

LIABILITIES AND MEMBERS’ EQUITY
Senior notes payable	$437,500
Accrued interest payable	3,868
Other liabilities	4,994

Total liabilities	446,362

Members’ equity	2

Total liabilities and members’ equity	$446,364

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF INCOME

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2005

(UNAUDITED)

($ in thousands)

REVENUE
Interest income	$3,982
Interest expense	(3,979)

NET REVENUE AND OPERATING INCOME	3

PROVISION FOR INCOME TAXES	1

NET INCOME ALLOCABLE TO MEMBERS	$2

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2005

(UNAUDITED)

($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$2
Adjustments to reconcile net income allocable to members to net cash provided by operating activities:
Noncash items included in net income allocable to members:
Amortization of deferred income	(111)
Amortization of deferred issuance costs	111
(Increase) decrease in operating assets:
Receivables—interest due from Lazard Group	(3,868)
Increase (decrease) in operating liabilities:
Payables—Accrued interest on Lazard Group Finance senior notes	3,868

Net cash provided by operating activities	2

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable—Lazard Group, net of costs of $3,856	(433,644)

Net cash used in investing activities	(433,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lazard Group Finance senior notes, net of costs of $3,856	433,644
Increase in payables associated with costs relating to the issuance of Lazard Group Finance senior notes	1,250

Net cash provided by financing activities	434,894

NET INCREASE IN CASH	1,252
CASH, beginning of period	—

CASH, end of period	$1,252

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2005

(UNAUDITED)

($ in thousands)

	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity
BALANCE—May 10, 2005	—	—	—

Comprehensive income (loss):
Net income allocable to members	$2	—	$2

Comprehensive income (loss)	$2	—	$2
Distributions and withdrawals to members	—	—	—

BALANCE—June 30, 2005	$2	—	$2

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

1.	BASIS OF PRESENTATION AND ORGANIZATION

Lazard Group Finance LLC (“Lazard Group Finance”) was formed on January 27, 2005 to act as the managing member of Lazard Group and to issue the Lazard Group Finance senior notes (see Note 2 of Notes to Unaudited Condensed Financial Statements of Lazard Group Finance) that form a component of the equity security units (the “ESUs”) issued by Lazard Ltd, which are listed on the NYSE under the symbol “LDZ”. The indenture pursuant to which the Lazard Group Finance senior notes were issued limits the ability of Lazard Group Finance to engage in activities or transactions unrelated to these two purposes. Lazard Ltd is a company formed under the laws of Bermuda that acts as the holding company through which public investors own equity in the Lazard business. Lazard Ltd indirectly controls Lazard Group Finance. Lazard Ltd’s Class A common shares (the “Class A Common Stock”) are listed on the NYSE under the symbol “LAZ”. Lazard Group acts as the holding company through which the Lazard businesses are owned and operated.

Lazard Group Finance is a holding company that owns no material assets other than its controlling voting interest in Lazard Group and the notes issued by Lazard Group (the “Lazard Group notes”). Since its inception, Lazard Group Finance has conducted no other material activities or business.

Lazard Group Finance used the net proceeds that it received from the sale of the ESUs to purchase the Lazard Group notes. The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of Lazard Group Finance under the Lazard Group Finance senior notes. Because the principal asset of Lazard Group Finance is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it did not commence operations until May 10, 2005 and had no significant assets or liabilities prior to that date. Accordingly, the historical financial information for Lazard Group Finance presented in this quarterly report is as of June 30, 2005 and for the period May 10, 2005 through June 30, 2005.

Lazard Group Finance currently has two classes of outstanding equity interests. Each Class I interest of Lazard Group Finance entitles its holder to one vote in all matters submitted to a vote of interest holders. Class I interests of Lazard Group Finance are not entitled to any economic rights. Each Class II interest of Lazard Group Finance generally has no voting rights but does entitle its holder to a pro rata share of any distribution or dividend to interest holders. All of the outstanding Class I interests of Lazard Group Finance currently are held by indirect subsidiaries of Lazard Ltd and all of the outstanding Class II interests of Lazard Group Finance currently are held by Lazard Group. Accordingly, Lazard Ltd currently controls all of the voting power of Lazard Group Finance and Lazard Group holds all of the economic rights associated with Lazard Group Finance’s equity interests.

Lazard Group Finance has no employees and is managed by Lazard Ltd, as the indirect holder of all of the outstanding Class I interests.

2.	NOTES RECEIVABLE AND SENIOR NOTES PAYABLE

Concurrently with the equity public offering, Lazard Ltd issued, for $25 per unit, (i) ESUs for an aggregate offering amount of $287,500 in the initial offering of the ESUs (the “ESU offering”), and (ii) ESUs to IXIS in a private placement (the “IXIS ESU placement”), for an aggregate offering amount of $150,000. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A Common Stock equal to a settlement rate based on the trading price of Class A Common Stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in the Lazard Group Finance senior notes with a principal amount of $1. The net costs associated with the Lazard Group Finance senior notes component of the ESU offering and the IXIS ESU placement was $3,856, which has been capitalized as a deferred cost and is included within other assets in the accompanying condensed statement of financial position of Lazard Group Finance, to be amortized over a five year period.

LAZARD GROUP FINANCE LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

The Lazard Group Finance senior notes, which bear interest at an annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”), and (c) otherwise on May 15, 2035.

Lazard Group Finance used the proceeds from the ESU offering and the IXIS placement to purchase the Lazard Group notes with a principal amount of $437,500 ($433,644, net of costs). The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of the Lazard Group Finance senior notes. In connection with its purchase of the Lazard Group notes, Lazard Group Finance has recorded deferred income which is included within other liabilities in the accompanying condensed statement of financial position, with such deferred income being amortized over a five year period.

The ability of Lazard Group Finance to pay its obligations under the Lazard Group Finance senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Various financing arrangements, charter provisions and regulatory requirements may impose certain restrictions on the ability of Lazard Group to transfer funds to Lazard Group Finance in the form of principal or interest payments, loans or advances. There are no provisions in either the Lazard Group Finance indenture or the Lazard Group Finance senior notes that protect the holders in the event that Lazard Group incurs substantial additional indebtedness.

Upon a remarketing of the Lazard Group Finance senior notes, in which the applicable interest rate, payment dates and maturity date on the notes will be reset and the notes remarketed, the interest rate, payment dates and maturity date on the Lazard Group notes also will be reset on the same terms such that the interest rate, payment dates and maturity date on the Lazard Group notes are the same as those for the Lazard Group Finance senior notes.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND JUNE 30, 2005

(UNAUDITED)

($ in thousands)

	December 31, 2004	June 30, 2005
ASSETS
Cash and cash equivalents	$305,753	$319,948
Cash and securities segregated for regulatory purposes	11,260	23,328
Marketable investments	112,467	11,146
Securities purchased under agreements to resell	2,029	15,115
Securities owned—at fair value:
Bonds—Corporate	329,695	292,794
Non-U.S. Government and agency securities	53,528	29,865
Equities	3,726	4,587

	386,949	327,246

Swaps and other contractual agreements	666	268
Receivables—net:
Fees	282,642	264,640
Customers	95,440	83,639
Banks	346,283	629,617
Related parties		43,733
Other	3,002	1,931

	727,367	1,023,560

Long-term investments	145,718	87,602
Other investments	13,019	8,313
Property—net of accumulated amortization and depreciation of $151,309 and $148,519	199,453	173,933
Goodwill	17,205	16,283
Other assets	88,663	91,541
Assets of discontinued operations	1,488,675

Total assets	$3,499,224	$2,098,283

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2004 AND JUNE 30, 2005

(UNAUDITED)

($ in thousands)

	December 31, 2004	June 30, 2005
LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY)
Securities sold under agreements to repurchase	$52,037	$15,055
Swaps and other contractual agreements	4,619	5,787
Payables:
Banks	379,797	745,206
Customers	130,895	149,284
Brokers and dealers	54	10
Related parties		61,280

	510,746	955,780

Accrued compensation and benefits	152,651	176,972
Senior borrowings	67,497	1,017,699
Capital lease obligations	51,546	38,537
Other liabilities	595,000	545,704
Subordinated borrowings	200,000	200,000
Mandatorily redeemable preferred stock	100,000
Liabilities of discontinued operations	1,222,420

Total liabilities	2,956,516	2,955,534

Commitments and contingencies
Minority interest	157,910	99,874

MEMBERS’ EQUITY (DEFICIENCY)
Members’ equity (deficiency)	366,740	(936,917)
Accumulated other comprehensive income (loss), net of tax	18,058	(20,208)

Total members’ equity (deficiency)	384,798	(957,125)

Total liabilities, minority interest, and members’ equity (deficiency)	$3,499,224	$2,098,283

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2005

(UNAUDITED)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
REVENUE
Investment banking and other advisory fees	$161,535	$208,663	$263,123	$363,698
Money management fees	97,580	100,348	186,846	201,225
Commissions	3,483	3,941	7,330	7,785
Trading gains and losses—net	351	3,179	1,177	2,549
Underwriting	7,352	2,775	10,228	5,529
Investment gains and losses, non-trading—net	3,283	4,802	6,596	2,914
Interest income	6,509	7,502	13,572	14,050
Other	6,338	5,188	11,239	8,655

Total revenue	286,431	336,398	500,111	606,405
Interest expense	9,916	19,035	20,141	28,943

Net revenue	276,515	317,363	479,970	577,462

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	107,916	161,148	219,963	267,029
Premises and occupancy costs	18,332	17,469	36,605	33,852
Professional fees	10,121	14,708	20,675	23,566
Travel and entertainment	12,353	11,130	24,537	20,105
Communications and information services	6,846	6,850	14,351	14,892
Equipment costs	5,584	4,736	10,086	9,568
Other	7,789	11,511	17,900	20,370

Total operating expenses	168,941	227,552	344,117	389,382

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	107,574	89,811	135,853	188,080

Provision for income taxes	14,951	23,230	12,342	31,033

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST(*)	92,623	66,581	123,511	157,047
Minority interest	25,746	3,532	40,710	13,792

INCOME FROM CONTINUING OPERATIONS(*)	66,877	63,049	82,801	143,255
INCOME (LOSS) FROM DISCONTINUED OPERATIONS(*) (net of income tax provision (benefit) of $(90), $2,824, $398 and $3,077)	6,979	(10,318)	6,108	(17,168)
EXTRAORDINARY GAIN	5,507	—	5,507	—

NET INCOME ALLOCABLE TO MEMBERS (*)	$79,363	$52,731	$94,416	$126,087

(*) Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2005

(UNAUDITED)

($ in thousands)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$ 94,416	$126,087
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization	7,042	7,895
Minority interest	40,710	13,792
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	1,098	(13,385)
Securities purchased under agreements to resell	115,146	(14,135)
Securities owned, at fair value and swaps and other contractual agreements	(41,767)	18,111
Receivables	(247,598)	(367,620)
Marketable and long-term investments	124,676	160,039
Other assets	(98)	189
Assets of discontinued operations	(60,880)	1,485,363
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	6,420	(33,062)
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	(2,804)	1,525
Payables	34,086	522,722
Accrued employee compensation and other liabilities	77,071	190
Liabilities of discontinued operations	131,526	(1,223,257)

Net cash provided by operating activities	279,044	684,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(5,363)	(1,833)
Disposals and retirements of property	971	829

Net cash used in investing activities	(4,392)	(1,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common ownership interests to Lazard Ltd		871,656
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Distributions to members and capital withdrawals	(273,059)	(422,088)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(10,844)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distribution of separated business		(248,384)
Distribution to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		54,203
Proceeds from issuance of Lazard Group senior notes, net of original issue discount and other expenses of $4,010		545,990
Proceeds from other senior borrowings	8,043	14,418
Repayment of senior borrowings, including make-whole payment of $7,650		(59,366)
Repayment of senior borrowings of discontinued operations	(2,410)
Repayment of capital lease obligations	(7,035)	(7,668)
Capital contributions and distributions relating to minority interest stockholders, net	(92,059)	(48,112)

Net cash used in financing activities	(366,520)	(661,681)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,278	(7,574)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,590)	14,195
CASH AND CASH EQUIVALENTS—January 1	242,032	305,753

CASH AND CASH EQUIVALENTS—June 30	$166,442	$319,948

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

(UNAUDITED)

($ in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)

Balance—January 1, 2005	$366,740	$18,058	$384,798

Comprehensive income (loss):

Net income allocable to members	126,087		126,087

Other comprehensive income (loss)—net of tax:

Currency translation adjustments		(27,422)	(27,422)

Interest rate hedge		(10,844)	(10,844)

Comprehensive income (loss)			87,821

Distribution of net assets of separated businesses	(248,384)		(248,384)

Indemnity from LFCM Holdings relating to U.K. pension	54,203		54,203

Net proceeds from sale of common membership interests to Lazard Ltd, including $32,921 issued in cashless exchange	871,656		871,656

Distributions and withdrawals to members	(422,088)		(422,088)

Redemption of historical partner interests	(1,517,032)		(1,517,032)

Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)

Present value of purchase contracts associated with equity security units	(6,013)		(6,013)

Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—June 30, 2005	$(936,917)	$(20,208)	$(957,125)

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except membership interest amounts, unless otherwise noted)

1.	BASIS OF PRESENTATION AND ORGANIZATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Group LLC (a Delaware limited liability company, formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard Group may undertake in the future, actual results may be different than the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A Common Stock in a registered initial public offering (the “equity public offering”) pursuant to the Registration Statement. In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group) and the cashless exchange of certain of the interests of Lazard’s chief executive officer in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A Common Stock and 1,316,838 shares of its Class A Common Stock, respectively. These issuances, together with the 34,183,162 shares of Class A Common Stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A Common Stock outstanding. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of all outstanding Lazard Group common interests as of May 10, 2005 (and as of June 30, 2005), and, through its control of the managing member of Lazard Group, controls Lazard Group.

Lazard Group is governed by an Operating Agreement (the “Operating Agreement”), dated as of May 10, 2005.

Lazard Group’s current principal activities are divided into two business segments:

•	Financial Advisory, which includes providing advice on mergers, acquisitions, restructurings and other financial matters, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

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

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. As described below, this business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the assets, liabilities and operating results of this former segment are reflected as discontinued operations for all periods prior to May 10, 2005. We refer to the transfer of the separated business as the “separation.”

The condensed consolidated financial statements include Lazard Group and its principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and LFG (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

The Separation and Recapitalization Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the separation and recapitalization transactions, including the financing transactions described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group.

The Separation

In the separation, Lazard Group transferred the separated businesses to LFCM Holdings LLC (“LFCM Holdings”) through several steps. First, LAZ-MD Holdings LLC (“LAZ-MD Holdings”) was formed as the new holding company for Lazard Group. Pursuant to this formation, all of the persons who were members of Lazard Group prior to the formation became members of LAZ-MD Holdings and ceased to hold any membership interests in Lazard Group. Lazard Group then contributed the separated businesses to LFCM Holdings, which was then a subsidiary of Lazard Group, and distributed all of the LFCM Holdings interests to LAZ-MD Holdings. After the redemption of the historical partners described below, LAZ-MD Holdings distributed all of the LFCM Holdings interests to its members. Accordingly, after the separation, LFCM Holdings was wholly owned by the members of LAZ-MD Holdings, including Lazard Group’s managing directors at the time of the separation.

In the separation, Lazard Group retained all of its Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group).

The Recapitalization

On the same day as the separation, LAZ-MD Holdings and Lazard Group effected a recapitalization of their companies. The recapitalization had three principal parts—the financing transactions, the redemption of the historical partner interests and mandatorily redeemable preferred interests of Lazard Group and the issuance of

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

LAZ-MD Holdings exchangeable interests to working members. “Historical partners” refers to certain former members of Lazard Group that existed prior to the recapitalization, which consisted of Eurazeo S.A., descendants and relations of Lazard Group’s founders, several historical partners of Lazard Group’s predecessor entities, several current and former managing directors and the other members of these classes. “Working members” refers to members of Lazard Group that existed prior to the recapitalization, which consisted of current and former managing directors of Lazard Group and the separated businesses.

The Financing Transactions

On May 10, 2005, Lazard completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering of equity security units (the “ESU offering”),

•	the private offering of Lazard Group senior notes, and

•	the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS”).

For a further description of the financing transactions, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group.

Lazard used the net proceeds from the financing transactions primarily to:

•	redeem Lazard Group membership interests, including Lazard Group’s mandatorily redeemable preferred stock, held by the historical partners for $1,617,032 (including the value of our chief executive officer’s historical interests ($32,921), which were exchanged for shares of Class A Common Stock in lieu of cash, and the exchange of certain of these membership interests for specific Lazard Group long-term investments valued at $39,774),

•	capitalize LFCM Holdings and LAZ-MD Holdings in the amount of $67,000 and $83,000, respectively,

•	repay the 7.53% senior notes due 2011 in aggregate principal amount of $50,000 as well as a related “make-whole” payment of $7,650, and

•	pay transaction fees and expenses.

The Redemption of the Historical Partners’ Interests

As noted above, a primary purpose of the financing transactions was the redemption of the historical partners’ interests. Prior to the separation and recapitalization, Lazard Group had three general classes of membership interests:

•	the working member interests, which were owned by working members and consisted of capital and the right to participate in profit and goodwill of Lazard Group,

•	the historical partner interests, which were owned by the historical partners and consisted of capital and the right to participate in profit and goodwill of Lazard Group, and

•	the mandatorily redeemable preferred interests, which were owned by certain of the historical partners and consisted of the right to a preferred dividend of 8% per annum and a fixed liquidation amount.

As part of the recapitalization transactions, historical partner interests and preferred interests generally were redeemed for cash.

Exchange of Working Member Interests for LAZ-MD Holdings Interests

In connection with the formation of LAZ-MD Holdings, the working member interests were exchanged with LAZ-MD Holdings for limited liability company interests in LAZ-MD Holdings. Each holder of a working

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

member interest at the time of the separation and recapitalization transactions received, in exchange for his or her working member interest, a redeemable capital interest in LAZ-MD Holdings consisting of an equivalent amount of capital of LAZ-MD Holdings, an exchangeable interest in LAZ-MD Holdings and, if applicable, a right to receive distributions from LAZ-MD Holdings. The former holders of working member interests hold all of the limited liability company interests in LAZ-MD Holdings.

The separation and recapitalization transactions were consummated pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings.

Basis of Presentation

Lazard Group’s historical condensed consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been as a stand-alone public company for the periods presented. Specifically, prior to May 10, 2005 the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited consolidated financial statements historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group below, Lazard Group now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest expense and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense.

In addition, the accompanying condensed consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City.

In accordance with U.S. GAAP, the assets and liabilities of the separated businesses have been segregated and reported as “assets of discontinued operations” and “liabilities of discontinued operations” respectively, in the condensed consolidated statement of financial condition as of December 31, 2004, and the related results of operations are reported as discontinued operations in the condensed consolidated statements of income for all periods presented. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group for additional information relating to discontinued operations.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Certain 2004 amounts have been reclassified to conform to the manner of presentation in 2005. The December 31, 2004 condensed consolidated statement of financial condition includes a reclassification of $44,171 from cash and securities segregated for regulatory purposes to cash and cash equivalents and other investments of $40,270 and $3,901, respectively. Each of these reclassifications were also reflected in the 2004 condensed consolidated statement of cash flows.

2.	EQUITY PUBLIC OFFERING AND FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering pursuant to the Registration Statement. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Class A Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group.

Other Financing Transactions—On May 10, 2005, Lazard also completed the other financing transactions which are described below.

ESU Offering—Concurrently with the equity public offering, Lazard Ltd issued, for $25 per unit, equity security units (the “ESUs”) for an aggregate offering amount of $287,500 (and net proceeds of $276,535) in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A Common Stock equal to a settlement rate based on the trading price of Class A Common Stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a senior note of an affiliate, Lazard Group Finance LLC, a Delaware limited liability company (“Lazard Group Finance”), with a principal amount of $1 (the “Lazard Group Finance senior notes”).

Lazard Ltd will make quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% commencing August 15, 2005, subject to its right to defer these payments. In general, during any period in which it defers contract adjustment payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock. In connection with the quarterly contract adjustment payments on the purchase contracts, Lazard Ltd recorded a liability as of May 10, 2005 for $6,013 for the present value of such payments (including the similar contract adjustment payments related to IXIS as described below), with a corresponding charge to additional paid-in-capital. The liability will accrete over the three year period ending May 15, 2008, with a corresponding charge to interest expense. (See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group for amounts payable to Lazard Ltd subsidiaries.)

The Lazard Group Finance senior notes, which bear interest at annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”), and (c) otherwise on May 15, 2035. Lazard Group Finance used the proceeds from the ESU offering to purchase senior notes from Lazard Group (the “Lazard Group notes”) with a principal amount of $287,500. The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of the Lazard Group Finance senior notes.

The ability of Lazard Group Finance to pay its obligations under the Lazard Group Finance senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Various financing

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

arrangements, charter provisions and regulatory requirements may impose certain restrictions on the ability of Lazard Group to transfer funds to Lazard Group Finance in the form of principal or interest payments, loans or advances. There are no provisions in either the Lazard Group Finance indenture or the Lazard Group Finance senior notes that protect the holders in the event that Lazard Group incurs substantial additional indebtedness.

Upon a remarketing of the Lazard Group Finance senior notes, in which the applicable interest rate, payment dates and maturity date on the notes will be reset and the notes remarketed, the interest rate, payment dates and maturity date on the Lazard Group notes also will be reset on the same terms such that the interest rate, payment dates and maturity date on the Lazard Group notes are the same as those for the Lazard Group Finance senior notes.

IXIS Placements—Under the IXIS placements, IXIS, which is a subsidiary of Caisse Nationale des Caisses d’Epargne, purchased an aggregate of $200,000 of Lazard Ltd securities on May 10, 2005, $150,000 of which were equity security units (the “IXIS ESU placement”) and $50,000 of which were shares of Class A Common Stock. The terms of the equity security units issued in connection with the IXIS ESU placement are the same as the equity security units described above. The price per security paid by IXIS was equal, in the case of shares of Class A Common Stock, to the price per share in the equity public offering and, in the case of equity security units, the price per unit in the ESU offering. Lazard Group Finance used the net proceeds from the IXIS ESU placement to purchase Lazard Group notes with a principal amount of $150,000. Lazard Ltd contributed the net proceeds from the sale of Class A Common Stock to Lazard Group.

Lazard Group Senior Notes—Concurrent with the equity public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group senior notes”). The Lazard Group senior notes were issued net of original issue discount of $435. Interest on the notes is due May 15 and November 15 of each year, commencing on November 15, 2005. The notes are unsecured. A registration rights agreement, dated as of May 10, 2005, among Lazard Group and the initial purchasers of the Lazard Group senior notes provides the holders of the Lazard Group senior notes with registration rights. In that agreement Lazard Group agreed to register the offer and sale, in exchange for the privately-placed notes, substantially identical notes (the “exchange notes”). In connection therewith, on July 21, 2005, Lazard Group filed a registration statement on Form S-4 with the SEC to register the offer and sale of the exchange notes. As of the date of the filing this Form 10-Q, the Form S-4 has not yet been declared effective by the SEC.

The indenture governing the Lazard Group senior notes contains covenants that limit Lazard Group’s ability and that of its subsidiaries, subject to important exceptions and qualifications, to, among other things, create a lien on any shares of capital stock of any designated subsidiary, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries. The indenture also contains a customary make-whole provision in the event of early redemption.

In connection with the issuance of the Lazard Group senior notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group senior notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, $11,003 was deemed to be the effective portion of the hedge and has been recorded within other comprehensive income (loss) and will be amortized as a charge to interest expense over the ten year

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

term of the Lazard Group senior notes. The remaining $2,001 was charged to interest expense. In addition, of the amount recorded as other comprehensive income, $159 was amortized during the period May 10, 2005 through June 30, 2005 and is included within interest expense.

Credit Facilities—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility with a group of lenders. As of June 30, 2005, $10,000 was outstanding under this credit facility. In addition, Lazard Group entered into a commitment letter dated April 14, 2005 that provides that, subject to customary conditions precedent for transactions of this nature, including regulatory approval, a group of lenders will provide a separate $25,000 subordinated credit facility for LFNY, our U.S. broker dealer subsidiary. The LFNY facility will be a four-year revolving credit facility, and then converts to a term loan facility for an additional year. This commitment letter, as extended, expires September 29, 2005. Both the $125,000 senior revolving credit facility and the $25,000 subordinated credit facility bear interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated rating agencies.

The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and we expect that the LFNY facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We expect that the LFNY facility will contain similar restrictions and covenants for a facility of its type. Upon approval by the NASD, the LFNY facility will qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations.

3.	STRATEGIC ALLIANCE IN ITALY

Alliance in Italy—In September 2002, Lazard Group and Banca Intesa S.p.A. (“Intesa”) announced an agreement to form a strategic alliance (the “Strategic Alliance”), pursuant to which, in January 2003, Intesa effectively became a 40% partner in Lazard Group’s business in Italy. Pursuant to the terms of the Strategic Alliance, Intesa made a $100,000 investment in Lazard Group’s business in Italy, and purchased a $50,000 subordinated promissory note issued by Lazard Group’s business in Italy. The subordinated promissory note has a scheduled maturity in 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum.

From time to time, Lazard Group has considered appropriate modifications to its joint venture relationship with Intesa. Lazard has held various discussions with Intesa in connection with the separation and recapitalization transactions, including Lazard Ltd’s recent equity public offering, and prior to consummation of the equity public offering, Intesa notified Lazard of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the strategic alliance, unless Lazard and Intesa otherwise agree, Lazard will repurchase Intesa’s 40% interest in our business in Italy and repay its related $50,000 subordinated promissory note for an aggregate amount of approximately $150,000 on or prior to February 4, 2008. Based on the current performance of the joint venture, we do not currently expect an expiration of the joint venture in these circumstances to have a material adverse effect on our operating results.

As part of these negotiations and discussions, Lazard Group recently received a letter from Intesa informing Lazard Group of its intention to commence arbitration proceedings in order to obtain an order declaring Intesa’s right to early termination of the joint venture arrangements and the ineffectiveness of those arrangements on equitable grounds, as a result of the separation and recapitalization transactions and management changes at our

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Italian business. In the letter, Intesa stated that pending the determination of any arbitration, it intended to continue to perform in accordance with the joint venture arrangements until the initial expiration date of December 31, 2007. If at the end of an arbitration proceeding, it were to be determined that Intesa was entitled to early termination on the grounds alleged, Lazard Group would be obligated to repurchase their interest and note at that time if any such determination were finally made before Lazard Group repurchases such interest and note in connection with the end of the term of the joint venture on December 31, 2007.

In addition to its direct investment in Lazard Group’s business in Italy, Intesa also purchased a $150,000 subordinated convertible promissory note from a wholly-owned subsidiary of Lazard Group. If in an appropriate forum it were to be determined that Intesa was entitled to early termination on the grounds alleged, the $150,000 convertible promissory note could become immediately due and payable. Intesa has also asserted its intention to seek damages relating to such termination or ineffectiveness.

Lazard Group believes that the allegations are without merit and, in the event an action is actually brought, intends to defend and protect its rights and interests with respect to these matters and the joint venture arrangements vigorously. Lazard Group also expects to pursue any and all related claims that it may have, including with respect to the nonperformance by Intesa of certain of its obligations under the arrangements, in connection with any such action, and to seek damages with respect to those claims.

4.	LAZARD ALTERNATIVE INVESTMENTS

Lazard Group and LFCM Holdings entered into a business alliance agreement that granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ merchant banking activities. This option is exercisable at any time prior to the ninth anniversary of the consummation of the equity public offering, for a total price of $10,000. The option may be exercised by Lazard Group in two parts, consisting of an $8,000 option to purchase the North American merchant banking activities and a $2,000 option to purchase the European merchant banking activities. LAI’s merchant banking activities consist of the merchant banking management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the separation.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the option exercise are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. Lazard Group intends to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and is entitled to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

On February 25, 2005, Lazard Group formed a new private equity fund, Corporate Partners II Limited, with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

5.	EMPLOYEE BENEFIT PLANS

Lazard Group, through its subsidiaries provides certain retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans for the three month and six month periods ended June 30, 2004 and 2005 are shown in the table below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended June 30, 2004
Service cost	$3,077	$85	$455
Interest cost	4,233	32	400
Expected return on plan assets	(4,590)
Amortization of transition (asset) obligation	(28)
Amortization of prior service cost	122	22
Recognized actuarial (gain) loss	454	(1)	14

Net periodic benefit cost (credit)	$3,268	$138	$869

The net benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$2,990	$91	$682
Discontinued operations	278	47	187

	$3,268	$138	$869

Three month period ended June 30, 2005
Service cost	$1,960		$42
Interest cost	6,657	$22	151
Expected return on plan assets	(6,855)
Amortization of prior service cost	(112)		(482)
Recognized actuarial (gain) loss	829	(3)	142

Net periodic benefit cost (credit)	2,479	19	(147)
Settlements (curtailments)	3,960		(1,713)

Total benefit cost (credit)	$6,439	$19	$(1,860)

The net benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$3,346	$14	$(2,357)
Discontinued operations	3,093	5	497

	$6,439	$19	$(1,860)

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Six month period ended June 30, 2004
Service cost	$7,707	$170	$909
Interest cost	11,185	67	801
Expected return on plan assets	(12,110)
Amortization of transition (asset) obligation	(58)
Amortization of prior service cost	258	44
Recognized actuarial (gain) loss	1,145	(6)	28

Net periodic benefit cost (credit)	$8,127	$275	$1,738

The net benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$7,571	$179	$1,365
Discontinued operations	556	96	373

	$8,127	$275	$1,738

Six month period ended June 30, 2005
Service cost	$3,958		$131
Interest cost	13,431	$44	286
Expected return on plan assets	(13,828)
Amortization of prior service cost	(227)		(964)
Recognized actuarial (gain) loss	1,673	(6)	253

Net periodic benefit cost (credit)	5,007	38	(294)
Settlements (curtailments)	3,960		(4,015)

Total benefit cost (credit)	$8,967	$38	$(4,309)

The net benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$5,906	$27	$(4,759)
Discontinued operations	3,061	11	450

	$8,967	$38	$(4,309)

The Company has the right to amend or terminate its benefit plans at any time, subject to the terms of such plans and applicable law. Recent amendments and terminations are described below.

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

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

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

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transaction—As a result of the separation and in accordance with SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Lazard Group recorded a charge of $4,505 ($3,960 and $545 relating to pension and post-retirement medical plan obligations, respectively), for the three month and six month periods ended June 30, 2005 for the estimated cost relating to the settlement of pension and post-retirement medical plan obligations and special termination benefits to employees in the separated business. Of this amount, $3,670 is included in income (loss) from discontinued operations and $835 is included in compensation and benefits expense.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, Lazard Group is recognizing the effect of such termination, which resulted in a reduction in Lazard Group’s accumulated post-retirement benefit obligation of approximately $24,000, the effect of which will reduce employee compensation and benefits expense over the period ending February 2007. For the three month and six month periods ended June 30, 2005, compensation and benefits expense was reduced by approximately $2,300 and $4,600 respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As reflected in Lazard Group’s December 31, 2004 consolidated financial statements, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $95,000 (or approximately 49.2 million British pounds). This deficit would ordinarily be funded over time. Lazard Group has been in discussions with the trustees of the pension plans aimed at reaching agreement regarding a deficit reduction plan. In May 2005, “Heads of Terms” were agreed between Lazard Group and the trustees of the plans dealing with a plan for future funding of the deficit as well as with asset allocation. In the third quarter of 2005, Lazard Group expects to execute a final agreement with the trustees. Irrespective of the terms in the final executed agreement, in considering their duties to beneficiaries, the trustees also have the power to change the asset allocation. Any changes in the asset allocation could increase or decrease the unfunded liability that would be funded over time, depending on asset mix, any increase in liabilities and investment returns. It is also the case that the pensions regulator in the U.K. may have the power to require contributions to be made to plans, and to impose support in respect of the funding of plans by related companies other than the direct obligors. As part of the separation, Lazard Group made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities.

Contributions of approximately $31,000 (or 16.4 million British pounds) were made to Lazard Group’s defined benefit pension plans in the U.K. in 2005. Of such amount, approximately 1.6 million British pounds was contributed during the three month period ended March 31, 2005 and the remainder was contributed on June 1, 2005 when LFCM Holdings satisfied its obligation to reimburse 15.0 million British pounds to Lazard Group.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Lazard Group will make further payments amounting to 16.4 million British pounds on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. Relating to the June 1, 2006 payment, Lazard Group recorded a receivable of approximately $26,800 from LFCM Holdings (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group) relating to the 15.0 million British pounds which LFCM Holdings is obligated to reimburse Lazard Group.

6.	VARIABLE INTEREST ENTITIES

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

Lazard Group is involved with various entities in the normal course of business that are VIEs and hold variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard Group was the primary beneficiary were consolidated at December 31, 2004 in accordance with FIN 46R. Those VIEs included Lazard Group sponsored venture capital investment vehicles established in connection with Lazard Group’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, Lazard Group no longer consolidates such VIEs.

7.	SENIOR BORROWINGS

Senior borrowings are comprised of the following as of December 31, 2004 and June 30, 2005:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding as of
				December 31, 2004	June 30, 2005
Third Parties
Lazard Group senior notes	$550,000	2015	7.125%		$550,000
Lazard Group 7.53% notes (repaid May, 2005)	50,000	2011	7.53%	$50,000
Other		Various	2.3% - 8.6%	17,497	30,199

Total				67,497	580,199

Related Parties
Lazard Group notes issued to Lazard Group Finance in connection with issuance of the ESUs	437,500	2035	6.12%		437,500

Total				—	437,500

Total Senior Borrowings				$67,497	$1,017,699

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

8.	INCOME TAXES

Lazard Group historically has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes because taxes related to its income represents obligations of the individual partners. Outside the U.S., Lazard Group has operated principally through corporations and has been subject to local income taxes. Income taxes reflected on the condensed consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City. Lazard Group’s provision for income taxes is accounted for under the provisions of SFAS No. 109—Accounting for Income Taxes.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT.

For the three month periods ended June 30, 2004 and 2005 and the six month periods ended June 30, 2004 and 2005, Lazard Group’s effective tax rates of 13.9%, 25.9%, 9.1% and 16.5%, respectively, on income from continuing operations is lower than the U.S. federal statutory tax rate of 35% because, as described above, a significant portion of income from continuing operations is not subject to U.S. federal income taxes, partially offset by income taxes attributable to non-U.S. entities based on the tax rates in their local jurisdictions and to UBT.

9.	MINORITY INTEREST

Lazard Group consolidates various LAM related general partnership interests that it controls but does not wholly own, its business in Italy which through a strategic alliance is owned 40% by Intesa and the operations of LAM because Lazard Group controls LAM. As a result of consolidating these companies, Lazard Group recognizes the portion of income not associated with its ownership as minority interest.

Also, as described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, commencing May 10, 2005, Lazard Group no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits and distributions to profit participation members. Consequently, the amounts recorded as minority interest expense for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest expense for periods commencing May 10, 2005.

10.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard Group has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard Group’s consolidated financial position or results of operations.

At June 30, 2005, Lazard Group recorded a liability of approximately $17,300, for abandoned leased space in 2005. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, this liability, recorded on the cease-use date, was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to Lazard Group, based on the remaining lease rentals, reduced by estimated sublease rentals. As part of the separation, LFCM Holdings is providing certain indemnities, including up to a maximum of $29,000 relating to the costs of excess space in the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

U.K. The amount due from LFCM Holdings under the lease indemnity of $11,000 as of June 30, 2005 was recorded within “receivables - related parties” on the condensed consolidated statement of financial condition at June 30, 2005. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group for additional information regarding amounts due to and from related parties. The remaining $6,300 not covered by the indemnity is included in “income (loss) from discontinued operations” on the condensed consolidated statements of income for the six month period ended June 30, 2005.

Legal—Lazard Group’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. Lazard Group is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results for any particular period, depending, in part, upon the operating results for such period.

Lazard Group has received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard Group’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, Lazard Group has received requests for information from the SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. Lazard Group believes that other broker-dealers have also received requests for information. In the course of an internal review of these matters, prior to the separation, there were personnel changes in Lazard Group’s former Capital Markets business, including resignations by individuals who were formerly associated with such separated business. These investigations are continuing and Lazard Group cannot predict their potential outcomes, which outcomes, if any, could include regulatory consequences. Accordingly, Lazard Group has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A Common Stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants have moved to remove the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. Lazard Ltd believes that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa see Note 3.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

11.	DUE FROM (TO) RELATED PARTIES

Amounts due from and to related parties as of June 30, 2005 are set forth below (there were no such amounts at December 31, 2004):

	Receivables	Payables
LFCM Holdings	$43,078	$38,811
LAZ-MD Holdings		12,409
Lazard Group Finance (excludes senior debt—see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group)		3,868
Lazard Ltd subsidiaries	655	6,192

Totals	$43,733	$61,280

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard Group’s managing directors who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. Lazard retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group for additional information regarding employer contributions and indemnities from LFCM Holdings.

Pursuant to the administrative services agreement dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “administrative services agreement”), Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management, and other general administrative functions. Lazard Group intends to charge for these services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s providing data processing services, Lazard Group will not provide any security administration services, as such services are being transferred to LFCM Holdings.

The services provided by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group under the administrative services agreement generally will be provided until December 31, 2008. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service.

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and LAM Securities, subsidiaries of Lazard, will introduce execution and settlement transactions to newly-formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

As discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, the business alliance agreement granted Lazard Group options to acquire the North American and European merchant banking activities of LAI.

For the period May 10, 2005 through June 30, 2005, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions were not significant.

Receivables from LFCM Holdings include approximately $11,000 related to the lease indemnity (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group) and approximately $26,800 related to the U.K. pension indemnity (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group). Payables to LFCM Holdings include amounts due to LFCM Holdings relating to the separation.

LAZ-MD Holdings

LAZ-MD Holdings holds a 62.5% common interest in Lazard Group and Lazard Ltd holds the remaining 37.5% common interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B Common Stock (the “Class B Common Stock”) of Lazard Ltd. The Class B Common Stock provides LAZ-MD Holdings with approximately 62.5% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A Common Stock. However, the Class B Common Stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group intends to charge for these services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s providing data processing services, Lazard Group will not provide any security administration services, as such services are being transferred to LFCM Holdings.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. For the period May 10, 2005 through June 30, 2005, Lazard’s charges to LAZ-MD Holdings for such services were not material. The balance due to LAZ-MD Holdings at June 30, 2005 is primarily related to tax advances made on behalf of managing directors of Lazard Group, with such advances serving to reduce the accrued compensation payable otherwise due to such managing directors.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Lazard Group Finance

As further discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, Lazard Group Finance purchased Lazard Group notes and will receive the periodic interest payments from Lazard Group. For the period May 10, 2005 through June 30, 2005, Lazard has accrued $3,868 of interest payable to Lazard Group Finance relating to the Lazard Group notes.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of wholly-owned subsidiaries of Lazard Ltd. Lazard Group’s payables to Lazard Ltd subsidiaries primarily relate to the liability of $6,066 (including accretion of $53 through June 30, 2005) for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group).

12.	MEMBERS’ EQUITY

Pursuant to Lazard Group’s operating agreement as in effect prior to the amended and restated Operating Agreement, Lazard Group allocated and distributed to its members a substantial portion of its distributable profits in three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually began in February. In addition, other periodic distributions to members included, as applicable, capital withdrawals, fixed return on members’ equity and income tax advances made on behalf of members.

In connection with the consummation of the equity public offering (as discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group), during the six month period ended June 30, 2005, members’ equity was reduced by approximately $145,000 for the repurchase of working member interests prior to the consummation of the equity public offering.

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The minimum required net capital is $5. LFNY’s regulatory net capital at June 30, 2005 was $36,705, which exceeded the minimum requirement by $36,700.

Certain U.K. subsidiaries of Lazard Group, namely LCL, Lazard Brothers & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). Recent changes to FSA rules, result in LCL being required to calculate its consolidated regulatory net capital on a basis consistent with U.K. statutory reporting. As a result, the assets and liabilities of certain of LCL’s subsidiaries, which are not regulated by the FSA are now required to be included in LCL’s calculation of consolidated regulatory net capital. The Company has entered into discussion with the FSA regarding treatment under the new rules of certain pre-existing financial arrangements of such subsidiaries. Pursuant to the new rules, the Company presently estimates that at June 30, 2005, the aggregate regulatory net capital of the U.K. subsidiaries was $170,188, which exceeded the minimum requirement by $31,293. The results of the discussions with the FSA may, however, have a material adverse impact on these amounts.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2005, the consolidated regulatory net capital of LF was $138,215, which exceeded the minimum requirement set for regulatory capital levels by $49,731.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2005, for those subsidiaries with regulatory capital requirements, aggregate net capital of those subsidiaries were $33,911, which exceeded the minimum required capital by $23,969.

At June 30, 2005, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

14.	DISCONTINUED OPERATIONS

In connection with the separation discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, on May 10, 2005 Lazard Group transferred its Capital Markets and Other segment to LFCM Holdings. The disposal qualifies as a discontinued operation under SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. Because these operations were distributed to the working members of Lazard Group, no gain or loss was recognized on the disposal.

Operating results of the Capital Markets and Other segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenue	$51,070	$2,799	$93,204	$40,678

Pre-tax income (loss)	$6,889	$(7,494)	$6,506	$(14,091)
Income taxes (benefit)	(90)	2,824	398	3,077

Income (loss) from discontinued operations (net of tax)	$6,979	$(10,318)	$6,108	$(17,168)

15.	SEGMENT OPERATING RESULTS

Lazard Group’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, Lazard Group’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group. Consequently, subsequent to May 10, 2005, Lazard Group has two segments: Financial Advisory which includes providing advice on mergers, acquisitions, restructurings and other financial matters; and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

activities outside of France and specified non-operating assets and liabilities. In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. Lazard Group also allocates outstanding indebtedness to Corporate.

As discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, historical results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Lazard Group’s segment information for the three month and six month periods ended June 30, 2004 and 2005 is prepared using the following methodology:

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

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

	For the three month period ended June 30, 2004
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$170,076	$103,861	$273,937	$2,578	$276,515

Operating Income (Loss)	$65,851	$35,883	$101,734	$5,840	$107,574

	For the three month period ended June 30, 2005
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$211,566	$108,837	$320,403	$(3,040)	$317,363

Operating Income (Loss)	$71,078	$24,784	$95,862	$(6,051)	$89,811

	For the six month period ended June 30, 2004
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$275,571	$200,687	$476,258	$3,712	$479,970

Operating Income (Loss)	$58,745	$67,806	$126,551	$9,302	$135,853

	For the six month period ended June 30, 2005
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$368,825	$215,701	$584,526	$(7,064)	$577,462

Operating Income (Loss)	$130,940	$61,665	$192,605	$(4,525)	$188,080

	As of December 31, 2004 and June 30, 2005

Total Assets	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
December 31, 2004 (*)	$380,331	$245,449	$625,780	$1,384,769	$2,010,549

June 30, 2005	$273,399	$250,241	$523,640	$1,574,643	$2,098,283

(*)	Excludes assets of discontinued operations of $1,488,675 at December 31, 2004.

16.	PANMURE GORDON AND EXTRAORDINARY GAIN

In January 2004, a subsidiary of Lazard Group acquired certain assets, net of certain liabilities, of West LB Panmure Limited, an unrelated entity in the U.K. Subsequent to the acquisition, the acquired business became part of Lazard Group’s Capital Markets and Other segment, operating as Panmure Gordon, a division of LCL. Panmure Gordon provides clients with corporate finance advisory services, corporate broking capabilities and equity sales and trading. The total purchase price allocated to the net assets of the business acquired was $1,580 related to legal costs incurred to complete the transaction. The fair value of the net assets acquired exceeded the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

purchase price of those net assets by $5,658. In accordance with SFAS No. 141, Business Combinations, Lazard Group recognized an extraordinary gain of $5,507 after reducing long-lived assets, principally representing property, to $0.

On April 26, 2005, Lazard Group completed the sale of Panmure Gordon & Co., Limited (“Panmure Gordon”) to Durlacher Corporation PLC, a U.K. broking firm (“Durlacher”). As part of the April 2005 transaction, Lazard Group received an ownership interest of 32.8% in Durlacher, which was transferred to LFCM Holdings in connection with the separation. Lazard Group and LFCM Holdings have agreed to share any cash proceeds, to be derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in Durlacher.

17.	NEW ACCOUNTING PRONOUNCEMENTS

On May 30, 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.

SFAS No. 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS No. 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.

Additionally, under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. Any correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented.

SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Lazard.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share or membership interest amounts, unless otherwise noted)

18.	SUBSEQUENT EVENT

In July 2005 LFCM Holdings formed a new private equity fund. The first closing of the fund has the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million to approximately $27 million, respectively, the principal portion of which will require funding at any time through 2008.

Item 1A. Unaudited Pro Forma Financial Information

Lazard Group Finance:

The following unaudited pro forma condensed statements of income for the three month and six month periods ended June 30, 2004 and 2005 present the results of operations of Lazard Group Finance assuming that the ESU offering and the IXIS ESU placement of the Lazard Group Finance senior notes had been completed as of January 1, 2004. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the ESU offering and the IXIS ESU placement. The adjustments are described in the notes to the unaudited pro forma condensed statements of income and principally include the matters set forth below:

•	The issuance of the Lazard Group Finance senior notes underlying the equity security units, including the equity security units issued pursuant to the IXIS investment agreement.

•	The incremental expense related to the Lazard Group Finance senior notes.

•	The use of proceeds from the issuance of the Lazard Group Finance senior notes, principally for the purchase of the Lazard Group notes.

Page
Unaudited Pro Forma Condensed Statements of Income For The Three Month and The Six Month Periods Ended June 30, 2004 and 2005	37

Lazard Group:

The following unaudited pro forma condensed consolidated statements of income for the three month and the six month periods ended June 30, 2004 and 2005 present the consolidated results of operations of Lazard Group assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2004. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard Group. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statements of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements historically has not reflected payments for services rendered by its managing directors. As a result of the consummation of the equity public offering, as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, Lazard Group now includes all payments for services rendered by our managing directors in compensation and benefits expense and distributions to profit participation members.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions and the exclusion of certain one-time equity public offering-related costs.

The unaudited pro forma financial information of Lazard Group should be read together with the Registration Statement and the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard Group’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein. Prior to May 10, 2005, the historical consolidated financial data reflected in the accompanying unaudited pro forma financial information represent historical consolidated financial data of Lazard Group. Such historical consolidated financial data of Lazard Group reflects the historical results of continuing operations, with the separated businesses presented as discontinued operations.

Page
Unaudited Pro Forma Condensed Consolidated Statements of Income For The Three Month and The Six Month Periods Ended June 30, 2004 and 2005	38

General:

The pro forma financial information are included for informational purposes only and do not purport to reflect the results of operations of Lazard Group or Lazard Group Finance that would have occurred had they operated as separate, independent companies during the periods presented. Actual results might have differed from pro forma results if Lazard Group or Lazard Group Finance had operated independently. The pro forma financial information should not be relied upon as being indicative of Lazard Group or Lazard Group Finance results of operations had the transactions described in connection with the separation and recapitalization transactions, including the equity public offering and the financing transactions, been completed on the dates assumed. The pro forma financial information also does not project the results of operations for any future period or date.

LAZARD GROUP FINANCE LLC

UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

($ in thousands)

	Three Month Period Ended June 30, 2004
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma as Adjusted
Total revenue	$—	$6,887	(a)(c)	$6,887
Interest expense	—	(6,887	)(b)(d)	(6,887)

Net revenue and operating income	—	—		—
Provision for income taxes	—	—		—

Net income allocable to members	$—	$—		$—

	Three Month Period Ended June 30, 2005
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma as Adjusted
Total revenue	$3,982	$2,908	(a)(c)	$6,890
Interest expense	(3,979)	(2,908	)(b)(d)	(6,887)

Net revenue and operating income	3	—		3
Provision for income taxes	1	—		1

Net income allocable to members	$2	$—		$2

	Six Month Period Ended June 30, 2004
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
Total revenue	$—	$13,774	(a)(c)	$13,774
Interest expense	—	(13,774	)(b)(d)	(13,774)

Net revenue and operating income	—	—		—
Provision for income taxes	—	—		—

Net income allocable to members	$—	$—		$—

	Six Month Period Ended June 30, 2005
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
Total revenue	$3,982	$9,795	(a)(c)	$13,777
Interest expense	(3,979)	(9,795	)(b)(d)	(13,774)

Net revenue and operating income	3	—		3
Provision for income taxes	1	—		1

Net income allocable to members	$2	$—		$2

Notes to Lazard Group Finance LLC Unaudited Pro Forma Condensed Statements of Income

($ in thousands)

(a)	Including interest income related to the $437,500 principal amount of Lazard Group notes.
(b)	Including interest expense related to the issuance of $437,500 principal amount of the Lazard Group Finance senior notes.
(c)	Including amortization of deferred interest income associated with the $437,500 principal amount of Lazard Group notes.
(d)	Including amortization of deferred issuance costs associated with the issuance of the Lazard Group Finance senior notes.

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended June 30, 2004
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenues	$286,431				$286,431			$286,431			$286,431
Interest expense	(9,916	)(a)			(9,916)			(9,916)	($13,944	)(e)	(23,860)

Net revenues	276,515				276,515			276,515	(13,944)		262,571

Operating Expenses:
Compensation and benefits	107,916				107,916	$54,270	(c)	162,186			162,186
Premises and occupancy costs	18,332				18,332			18,332			18,332
Professional fees	10,121				10,121			10,121			10,121
Travel and entertainment	12,353				12,353			12,353			12,353
Other	20,219				20,219			20,219			20,219

Operating expenses	168,941				168,941	54,270		223,211			223,211

Income from continuing operations before income taxes and minority interest	107,574				107,574	(54,270)		53,304	(13,944)		39,360
Provision (benefit) for income taxes	14,951				14,951	4,445	(d)	19,396	(13,492	)(f)	5,904

Income allocable to members from continuing operations before minority interest	92,623				92,623	(58,715)		33,908	(452)		33,456
Minority interest	25,746				25,746	(22,150	)(c)	3,596			3,596

Income allocable to members from continuing operations	66,877				66,877	(36,565)		30,312	(452)		29,860
Income (loss) allocable to members from discontinued operations (net of income taxes)	6,979		($6,979	)(b)
Extraordinary gain	5,507		(5,507	)(b)

Net income allocable to members	$79,363		($12,486)		$66,877	($36,565)		$30,312	($452)		$29,860

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended June 30, 2005
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenues	$336,398				$336,398			$336,398			$336,398
Interest expense	(19,035	) (a)			(19,035)	$1,661	(g)	(17,374)	($8,683	) (e)	(26,057)

Net revenues	317,363				317,363	1,661		319,024	(8,683)		310,341

Operating Expenses:
Compensation and benefits, and, commencing May 10, 2005, distributions to profit participation members	161,148				161,148	28,678	(c)	189,826			189,826
Premises and occupancy costs	17,469				17,469			17,469			17,469
Professional fees	14,708				14,708	(2,935	) (g)	11,773			11,773
Travel and entertainment	11,130				11,130			11,130			11,130
Other	23,097				23,097			23,097			23,097

Operating expenses	227,552				227,552	25,743		253,295			253,295

Income from continuing operations before income taxes and minority interest	89,811				89,811	(24,082)		65,729	(8,683)		57,046
Provision (benefit) for income taxes	23,230				23,230	474	(d)	23,704	(6,352	) (f)	17,352

Income allocable to members from continuing operations before minority interest	66,581				66,581	(24,556)		42,025	(2,331)		39,694
Minority interest	3,532				3,532	5,453	(c)	8,985			8,985

Income allocable to members from continuing operations	63,049				63,049	(30,009)		33,040	(2,331)		30,709
Income (loss) allocable to members from discontinued operations (net of income taxes)	(10,318)		$10,318	(b)

Net income allocable to members	$52,731		$10,318		$63,049	$(30,009)		$33,040	$(2,331)		$30,709

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Month Period Ended June 30, 2004
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenues	$500,111				$500,111			$500,111			$500,111
Interest expense	(20,141	)(a)			(20,141)			(20,141)	($27,887	)(e)	(48,028)

Net revenues	479,970				479,970			479,970	(27,887)		452,083

Operating Expenses:
Compensation and benefits	219,963				219,963	$62,383	(c)	282,346			282,346
Premises and occupancy costs	36,605				36,605			36,605			36,605
Professional fees	20,675				20,675			20,675			20,675
Travel and entertainment	24,537				24,537			24,537			24,537
Other	42,337				42,337			42,337			42,337

Operating expenses	344,117				344,117	62,383		406,500			406,500

Income from continuing operations before income taxes and minority interest	135,853				135,853	(62,383)		73,470	(27,887)		45,583
Provision (benefit) for income taxes	12,342				12,342	2,469	(d)	14,811	(7,974	) (f)	6,837

Income allocable to members from continuing operations before minority interest	123,511				123,511	(64,852)		58,659	(19,913)		38,746
Minority interest	40,710				40,710	(40,838	)(c)	(128)			(128)

Income allocable to members from continuing operations	82,801				82,801	(24,014)		58,787	(19,913)		38,874
Income (loss) allocable to members from discontinued operations (net of income taxes)	6,108		($6,108	)(b)
Extraordinary gain	5,507		(5,507	)(b)

Net income allocable to members	$94,416		($11,615)		$82,801	($24,014)		$58,787	($19,913)		$38,874

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Month Period Ended June 30, 2005
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenues	$606,405				$606,405			$606,405			$606,405
Interest expense	(28,943	)(a)			(28,943)	$1,661	(g)	(27,282)	$(22,626	)(e)	(49,908)

Net revenues	577,462				577,462	1,661		579,123	(22,626)		556,497

Operating Expenses:
Compensation and benefits, and commencing May 10, 2005, distributions to profit participation members	267,029				267,029	75,476	(c)	342,505			342,505
Premises and occupancy costs	33,852				33,852			33,852			33,852
Professional fees	23,566				23,566	(2,935	)(g)	20,631			20,631
Travel and entertainment	20,105				20,105			20,105			20,105
Other	44,830				44,830			44,830			44,830

Operating expenses	389,382				389,382	72,541		461,923			461,923

Income from continuing operations before income taxes and minority interest	188,080				188,080	(70,880)		117,200	(22,626)		94,574
Provision (benefit) for income taxes	31,033				31,033	463	(d)	31,496	(8,515	)(f)	22,981

Income allocable to members from continuing operations before minority interest	157,047				157,047	(71,343)		85,704	(14,111)		71,593
Minority interest	13,792				13,792	(9,081	)(c)	4,711			4,711

Income allocable to members from continuing operations	143,255				143,255	(62,262)		80,993	(14,111)		66,882
Income (loss) allocable to members from discontinued operations (net of income taxes)	(17,168)		$17,168	(b)

Net income allocable to members	$126,087		$17,168		$143,255	$(62,262)		$80,993	$(14,111)		$66,882

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income ($ in thousands):

(a)	Interest expense includes accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock issued in March 2001, which amounted to $2,000 and $4,000 for the three month and six month periods ended June 30, 2004, respectively. The three month and six month periods ended June 30, 2005 include a credit of $10,000 and $8,000, respectively, which represents accrued dividends on Lazard Group’s mandatorily redeemable preferred stock which were cancelled in connection with the redemption of membership interests of historical partners.

(b)	Reflects adjustments necessary to remove Lazard Group’s discontinued operations and when applicable, extraordinary items, related to the separated businesses.

(c)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest expense in the case of payments to LAM managing directors and certain key LAM employee members during 2004 and through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and net income allocable to members did not reflect most payments for services rendered by Lazard Group’s managing directors. Commencing May 10, 2005, payments for services rendered by the Company’s managing directors and employee members of LAM will be reported as compensation and benefits expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income Allocable to Members.”

The adjustment reflects the classification of those payments for services rendered prior to May 10, 2005 as compensation and benefits expense and has been determined as if the new compensation policy described below had been in place for all periods prior to May 10, 2005. Accordingly, the pro forma condensed consolidated statements of income data reflect compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. The Company defines “operating revenue” for these purposes as consolidated total revenue from continuing operations less interest expense related to LFB, with such operating revenue being $282,060 and $330,131 for the three month periods ended June 30, 2004 and 2005, respectively, and $491,037 and $595,660 for the six month periods ended June 30, 2004 and 2005, respectively.

The overall net adjustment to increase historical compensation and benefits expense is $54,270 and $28,678 for the three month periods ended June 30, 2004 and 2005, respectively, and $62,383 and $75,476 for the six month periods ended June 30, 2004 and 2005, respectively. The net adjustments are the result of (i) aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005 and, (ii) with respect to the 2004 periods, the net adjustments represent the addition for the portion of distributions representing payments for services rendered by managing directors and employee members of LAM of $78,741 and $171,076 for the three month and six month periods ended June 30, 2004, respectively, and the reduction of $24,471 and $108,693 for the three month and six month periods ended June 30, 2004, respectively, to reflect the new compensation arrangements with our managing directors to achieve a target compensation expense-to-operating revenue ratio of 57.5% from its historical ratios for those periods of 66.2% and 79.6%, respectively. In the 2005 period, the new compensation arrangements were in effect, thus, the Company’s employee compensation and benefits expense to operating revenue ratio is 57.5% and no further adjustment is necessary.

(d)	Reflects (i) a net tax expense adjustment of $4,445 for the three month period ended June 30, 2004, which reflects the application of the historical effective Lazard Group income tax rates against the applicable pro forma adjustments, including a tax expense of $375 reclassified from LAM minority interest, (ii) a net tax expense of $474, for the three month period ended June 30, 2005, which reflects the application of the historical effective Lazard Group income tax rates against the applicable pro forma adjustments, including a $284 tax benefit reclassified from LAM minority interest, (iii) a net tax expense adjustments of $2,469 for the six month period ended June 30, 2004, which reflects the application of the historical effective Lazard Group income tax rate against the applicable pro forma adjustments and (iv) a net tax expense of $463 for the six month period ended June 30, 2005, which reflects the application of the historical effective Lazard Group income tax rate against the applicable pro forma adjustments, including a $295 tax benefit reclassified from LAM minority interest.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, as if such transactions had been consummated as of January 1, 2004. The adjustments are estimated to be $13,944 and $8,683 for the three month periods ended June 30, 2004 and 2005, respectively, and $27,887 and $22,626 for the six month periods ended June 30, 2004 and 2005, respectively.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(g)	Represents adjustments to exclude non-recurring, one-time costs related to the separation and recapitalization, which consisted of interest of $1,661 and professional fees of $2,935 for both the three month and six month periods ended June 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Certain Factors that May Affect Our Business

We have included in Parts I and II of this Quarterly Report on Form 10-Q statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in Lazard’s Registration Statements on Form S-1 (File Nos. 333-121407 and 333-123463) (collectively, the “Registration Statements”) under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure.

Lazard and Lazard Group Finance operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our or Lazard Group’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although management believes the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations and does not intend to do so.

Forward-looking statements include, but are not limited to, statements about Lazard Group’s and Lazard Group Finance’s:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	potential growth opportunities available to its business,

•	recruitment and retention of its managing directors and employees,

•	target levels of compensation,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	benefits to our business resulting from the effects of the separation and recapitalization transactions, including the equity public offering and the financing transactions,

•	effects of competition on its business, and

•	impact of future legislation and regulation on its business.

Lazard Group Finance and Lazard Group (referred to below, with its subsidiaries as “Lazard Group,” “Lazard” or the “Company”) are committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites to convey information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management in various hedge funds and mutual funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds will be posted to the Lazard Asset Management website (www.lazardnet.com) on the 3rd business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

Completion of Separation and Recapitalization Transactions

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this quarterly report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), the information described below regarding Lazard Group Finance and the historical consolidated financial data of Lazard Group, reflect the historical results of operations and financial position of Lazard Group Finance and Lazard Group, and, with respect to Lazard Group, includes the separated businesses in discontinued operations. The accompanying pro forma financial data for Lazard Group Finance presents the results of operations of Lazard Group Finance assuming that the ESU offering and the IXIS ESU placement had been completed as of January 1, 2004. In addition to other adjustments, the Lazard Group pro forma financial data included in this Form 10-Q reflect financial data gives effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

Lazard Group’s historical results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present Lazard Group’s operating results on a more comparable basis in this regard.

Business Summary

Lazard Group Finance

As described above, Lazard Group Finance used the net proceeds from the ESU offering and the IXIS ESU placement to purchase Lazard Group notes. The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of Lazard Group Finance under the Lazard Group Finance senior notes. Accordingly, Lazard Group Finance’s results of operations are structured in such a way so that its interest income earned on the Lazard Group notes are equal to the interest expense related to the Lazard Group Finance senior notes. Lazard Group Finance has no other operating activities. Therefore, Lazard Group Finance should not generate a significant amount of operating income.

The ability of Lazard Group Finance to pay its obligations under the Lazard Group Finance senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Because the principal asset of Lazard Group Finance is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements and related MD&A included herein each relate to Lazard Group.

Lazard Group

Lazard Group’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers, acquisitions, restructurings and other financial matters, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments and the commercial banking activities of LFB. LFB is a registered bank regulated by the Banque de France. LFB’s primary operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of LFG and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. Lazard Group also allocates outstanding indebtedness to Corporate. Accordingly, following the equity public offering, the indebtedness and interest expense related to the financing transactions is accounted for as part of Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. Lazard Group transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company, and the assets, liabilities and operating results of the former segment are reflected as discontinued operations for all periods prior to May 10, 2005.

For the three month period ended June 30, 2005, Financial Advisory, Asset Management, and Corporate contributed approximately 67%, 34% and (1)% of consolidated net revenue, respectively. For the six month period ended June 30, 2005, Financial Advisory, Asset Management and Corporate contributed approximately 64%, 37% and (1)% of consolidated net revenue, respectively.

Business Environment

Economic and market conditions, particularly global mergers and acquisitions (“M&A”) activity, can significantly affect our financial performance. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all factors on Lazard’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Registration Statement. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Dealogic as of July 18, 2005, (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved.

Financial Advisory

For the six month period ended June 30, 2005, the volume of global completed M&A transactions increased 23% versus the corresponding period ended June 30, 2004, increasing to $948 billion from $770 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing a 5% increase. Over the same period, the volume of global announced M&A transactions increased by 41% in 2005, from $980 billion to $1,378 billion, and the volume of trans-Atlantic announced M&A transactions increased by 20% from $61 billion to $73 billion, reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity continued to decline, with the amount of corporate debt defaults falling from $6 billion to $3 billion. Lazard believes that its Financial Advisory business would benefit from any sustained increase in M&A volume.

For the three month period ended June 30, 2005, Lazard Group’s M&A net revenue increased to $182 million from $135 million, or 35%, versus the corresponding period in 2004 as M&A activity rebounded. At the same time, Financial Restructuring net revenue also increased to $16 million from $14 million, or 20%, over the same time period, reflecting increased restructuring activity despite declining levels of global corporate debt defaults. For the six month period ended June 30, 2005, Lazard’s M&A net revenue increased to $304 million from $209 million, or 46% versus the corresponding period in 2004. Financial restructuring net revenue also increased to $40 million from $32 million or 27% over the same time period.

Asset Management

While global stock markets experienced substantial appreciation in 2004, markets in the first half of 2005 were mixed. In the first half of 2005, global markets softened as evidenced by the MSCI World Index declining by 2%. European markets, however, showed gains with the FTSE 100, CAC 40 and DAX indices gaining 6%, 11% and 8%, respectively. In the U.S., the Dow Jones Industrial, S&P 500 and NASDAQ indices declined 5%, 2% and 5%, respectively, during the same period. Despite the recent softness, global stock markets over the last twelve months remained on the positive side. From July 1, 2004 until June 30, 2005, the MSCI World Index rose by 8%, and the FTSE 100, CAC 40 and DAX indices rose by 15%, 13%, and 13%, respectively. In the U.S., the S&P 500 and NASDAQ indices remained slightly positive with gains of 4% and 0.4%, respectively, while the Dow Jones Industrial declined by 2% during the same twelve month period. The changes in global market indices generally correspond with Lazard Group’s market-related changes in its Assets Under Management (“AUM”).

Recent Developments

As described in more detail in Notes 1 and 2 to the accompanying Notes to Condensed Consolidated Financial Statements of Lazard Group, on May 10, 2005 the equity public offering, the financing transactions, the separation and the recapitalization were consummated.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard Group’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings or similar transactions. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard Group’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally between Lazard Group’s Financial Advisory and its former Capital Markets and Other segments. As a result of the consummation of the equity public offering, Lazard Group now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard Group’s Financial Advisory business in a manner similar to its practice prior to the equity public offering. The main driver of Financial Advisory net revenue is overall M&A and restructuring volume, particularly in the industries and geographic markets in which Lazard Group focuses.

Lazard Group’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard Group’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard Group’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard Group also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Lazard Group’s Asset Management net revenue during the three month and six month periods ended June 30, 2004 and 2005 demonstrate the volatility that incentive fees have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard Group has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included as part of Corporate. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue in the first half of 2005 represented (1)% of Lazard Group’s net revenue, total assets in this segment represented 75% of Lazard Group’s consolidated total assets as of June 30, 2005, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

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

Discontinued Operations

As described above, in connection with the separation Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005. Capital Markets and Other net revenue largely consisted of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earned fund management fees and, if applicable, carried interest incentive fees related to merchant banking funds managed as part of this former segment. Such carried interest incentive fees were earned when profits from merchant banking investments exceeded a specified threshold. In addition, Lazard Group generated investment income and net interest income principally from long-term investments, cash balances and securities financing transactions.

Operating Expenses

The majority of Lazard Group’s operating expenses relate to compensation and benefits. As a limited liability company, prior to this consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard Group’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest expense. See “—Minority Interest.” As a result, Lazard Group’s compensation and benefits expense and operating income, including for the six month period ended June 30, 2005, have not reflected most payments for services rendered by Lazard Group’s managing directors. Subsequent to the consummation of the equity public offering, Lazard Group now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense.

The balance of Lazard Group’s operating expenses is referred to below as “non-compensation expense,” which includes costs for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, depreciation and amortization and other expenses.

The operating expenses set forth in “—Consolidated Results of Operations” reflects some, but not all of the added costs Lazard expects to incur as a result of the equity public offering. Lazard expects that it will incur additional expenses for, among other things, directors’ fees, SEC reporting and compliance, investor relations, legal, accounting and other costs associated with being a public company.

Provision for Income Taxes

Lazard Group has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard Group’s historical consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT.

Minority Interest

The Company consolidates various LAM related general partnership interests that it controls but does not wholly own, its business in Italy which through a strategic alliance is owned 40% by Intesa and the operations of LAM because the Company controls LAM. As a result of consolidating these companies, Lazard Group recognizes the portion of income not associated with the Company’s ownership as minority interest.

Also, as described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group, commencing May 10, 2005, Lazard Group no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits and distributions to profit participation members. Accordingly, for these reasons, amounts recorded as minority interest expense for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest expense for periods commencing May 10, 2005.

Net Income Allocable to Members

Prior to the equity public offering, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or as minority interest expense in the case of payments to LAM managing directors and certain key LAM employee members, rather than as compensation and benefits expense. As a result, prior to May 10, 2005 Lazard Group’s compensation and benefits expense and net income allocable to members, did not reflect most payments for services rendered by its managing directors. Following the consummation of the equity public offering and financing transactions, Lazard Group now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense.

Results of Operations

Lazard Group’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income.

Historical results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present operating results on a more comparable basis.

The consolidated results of operations for the three month and six month periods ended June 30, 2004 and 2005 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$170,076	$211,566	$275,571	$368,825
Asset Management	103,861	108,837	200,687	215,701
Corporate	2,578	(3,040)	3,712	(7,064)

Net revenue	276,515	317,363	479,970	577,462

Operating Expenses:
Compensation and benefits (and, commencing to May 10, 2005, distributions to profit participation members)	107,916	161,148	219,963	267,029
Non-compensation expense	61,025	66,404	124,154	122,353

Total operating expenses	168,941	227,552	344,117	389,382

Operating Income from Continuing Operations	107,574	89,811	135,853	188,080
Provision (benefit) for income taxes	14,951	23,230	12,342	31,033

Income from Continuing Operations Before Minority Interest	92,623	66,581	123,511	157,047
Minority Interest	25,746	3,532	40,710	13,792

Income from Continuing Operations	66,877	63,049	82,801	143,255
Income (Loss) from Discontinued Operations	6,979	(10,318)	6,108	(17,168)
Extraordinary Gain	5,507	—	5,507	—

Net Income Allocable to Members	$79,363	$52,731	$94,416	$126,087

Certain pro forma information with respect to the periods described above are presented below:
Pro Forma Net Revenue	$262,571	$310,341	$452,083	$556,497

Pro Forma Operating Income from Continuing Operations	$39,360	$57,046	$45,583	$94,574

Pro Forma Income from Continuing Operations	$29,860	$30,709	$38,874	$66,882

The Company calculates operating revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in thousands)
Operating Revenue:
Net revenue	$276,515	$317,363	$479,970	$577,462
Add - interest expense	9,916	19,035	20,141	28,943

Total revenue	286,431	336,398	500,111	606,405
Less - LFB interest expense	(4,371)	(6,267)	(9,074)	(10,745)

Operating Revenue	$282,060	$330,131	$491,037	$595,660

Certain key ratios, statistics and headcount information for the three month and six months periods ended June 30, 2004 and 2005 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
As a % of Net Revenue:
Financial Advisory	62%	67%	57%	64%
Asset Management	37	34	42	37
Corporate	1	(1)	1	(1)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income—historical	39%	28%	28%	33%

Operating Income—pro forma	15%	18%	10%	17%

	As of June 30,
	2004	2005

Headcount, as of the end of each period, after the separation:
Managing Directors:
Financial Advisory	125	132
Asset Management	33	39
Corporate	6	6
Limited Managing Directors	19	18
Other Employees:
Professional	792	793
Other	1,398	1,262

Total	2,373	2,250

Consolidated Results of Operations

A discussion of the Company’s consolidated results of operations is set forth below, followed by a more detailed discussion of business segment results. Historical results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable. This MD&A includes certain pro forma financial data to present operating results on a more comparable basis.

Revenues

Three Months Ended June 30, 2005 versus June 30, 2004

Net revenue was $317 million for the three month period ended June 30, 2005, up $40 million, or 15%, versus net revenue of $277 million for the corresponding period in 2004. During the 2005 period, M&A net revenue increased by 35%, Financial Restructuring net revenue increased by 20%, and Asset Management net revenue increased by 5%.

Six Months Ended June 30, 2005 versus June 30, 2004

For the six month period ended June 30, 2005, net revenue was $577 million, up $97 million, or 20%, versus net revenue of $480 million for the corresponding period in 2004. During the 2005 period, M&A net revenue increased by 46%, Financial Restructuring net revenue increased by 27% and Asset Management net revenue increased by 7%.

Operating Expenses

Three Months Ended June 30, 2005 versus June 30, 2004

Compensation and benefits expense in 2005 was $161 million for the three month period ended June 30, 2005, an increase of $53 million, or 49%, versus expense of $108 million for the corresponding period in 2004. The expense increase was primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense, partially offset by reductions in pension and post-retirement health benefit costs.

Non-compensation expense was $66 million or 20% of operating revenues in the three month period ended June 30, 2005, compared with $61 million or 22% of operating revenues in the comparable period in 2004. On a pro forma basis, which in 2005 excludes one-time professional fees related to the equity public offering, non-compensation expense was $64 million or 19% of operating revenue of $330 million in the 2005 period, compared with $61 million or 22% of operating revenue of $282 million in the 2004 period. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenue more than offsetting the increase in non-compensation expense. Excluding the one-time professional fees related to the equity public offering, of approximately $3 million, non-compensation expense increased approximately $3 million or 4% in the 2005 period compared with the comparable 2004 period. Premises and occupancy expenses in the 2005 period were $17 million, a decrease of approximately $1 million, or 5%, due primarily to less occupied space in London. Professional fees in the 2005 period were $15 million, up $5 million, or 46% versus the 2004 period due in large part to fees related to the equity public offering and increases in various consulting fees. Travel and entertainment expenses in the 2005 period were $11 million, a decrease of $1 million, or 10%, versus $12 million for the 2004 period. Communication and information services and equipment costs in the 2005 period, in the aggregate, were $12 million, essentially flat versus the 2004 period. Other expenses were $12 million, an increase of $4 million, or 48%, versus $8 million for the 2004 period due to partially due to costs related to being a public company and from other expenses spread across various businesses.

Operating income was $90 million for the three month period ended June 30, 2005, a decrease of $18 million, or 17% versus operating income of $108 million for the corresponding period in 2004. Operating income as a percentage of net revenue was 28% for the second quarter in 2005 versus 39% for the corresponding period in 2004, with the decline in margin principally related to the increase in compensation and benefits as described above, partially offset by the increase in revenues. On a pro forma basis, operating income as a percentage of pro forma net revenue was 18% for the 2005 period versus 15% for the corresponding period in 2004, with the increase due to the operating leverage from higher operating revenue.

Six Months Ended June 30, 2005 versus June 30, 2004

Compensation and benefits expense was $267 million for the six month period ended June 30, 2005, an increase of $47 million, or 21%, versus expense of $220 million for the corresponding period in 2004. The expense increase was primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense, partially offset by reductions in pension and post-retirement health benefit costs.

Non-compensation expense was $122 million or 21% of operating revenue in the six month period ended June 30, 2005, compared with $124 million or 25% of operating revenue in the comparable period in 2004. On a pro forma basis, which in 2005 excludes one-time professional fees related to the equity public offering, non-compensation expense was approximately $120 million or 20% of operating revenue of $596 million in the 2005 period, compared with $124 million or 25% of operating revenue of $491 million in the 2004 period. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues more than offsetting the increase in non-compensation expense. Excluding the one-time professional fees related to the equity public offering, of approximately $3 million, non-compensation expense decreased approximately $5 million or 4% in the 2005 period compared with the comparable 2004 period. Premises and occupancy expenses in the 2005 period were $34 million, a decrease of approximately $3 million, or 8%, due primarily to less occupied space in London. Professional fees in the 2005 period were $24 million, up $3 million or 14% versus the 2004 period primarily due to fees related to the equity public offering and increases in various consulting fees. Travel and entertainment expenses in the 2005 period were $20 million, a decrease of $4 million, or 18%, versus the 2004 period. Communication and information services and equipment costs in the 2005 period, in the aggregate, were $24 million, flat versus the 2004 period. Other expenses were $20 million, an increase of approximately $2 million, or 14%, versus $18 million for the 2004 period due primarily to costs relating to being a public company and from all other expenses spread across various businesses.

Operating income was $188 million for the 2005 period, an increase of $52 million, or 38% greater than operating income of $136 million for the corresponding period in 2004. Operating income as a percentage of net revenue was 33% for the first six months in 2005 versus 28% for the corresponding period in 2004, with the increase in margin primarily resulting from the increase in revenues, partially offset by the increase in compensation and benefits expense described above. On a pro forma basis, operating income as a percentage of pro forma net revenue was 17% for the 2005 period versus 10% for the corresponding period in 2004, with the increase due to the operating leverage from higher operating revenue.

Income Taxes

Provision for income taxes was $23 million for the three month period ended June 30, 2005, an increase of approximately $8 million versus $15 million for the corresponding period in 2004. For the six month period ended June 30, 2005 the provision for income taxes was $31 million, an increase of $19 million versus $12 million for the corresponding period in 2004. The increases in the second quarter and six month periods of 2005 are primarily due to increased profitability in locations that are subject to corporate income taxes.

Discontinued Operations

Net losses from discontinued operations were $10 million for the three month period ended June 30, 2005, versus net income of $7 million in the corresponding period in 2004. For the six month period ended June 30, 2005, net losses from discontinued operations were $17 million versus net income of $6 million in the corresponding period in 2004.

Minority Interest

Minority interest was $4 million for the three month period ended June 30, 2005, a decrease of $22 million for the corresponding period in 2004, principally due to compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of equity public offering on May 10, 2005, while prior thereto such amounts were recorded in minority interest expense, partially offset by increases in 2005 in the minority interest associated with the Strategic Alliance with Intesa due to the increase in profits from our financial advisory business in Italy.

For the six month period ended June 30, 2005, minority interest was $14 million, a decrease of $27 million versus $41 million for the corresponding period in 2004. As described above, such amounts recorded as minority interest expense for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest expense for periods commencing May 10, 2005.

Business Segments

The following data discusses net revenue and operating income for the Company’s continuing operations by business segment. The operating results exclude a discussion of Corporate, due to its relatively minor contribution to operating results. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in thousands)
M&A	$135,108	$182,007	$208,942	$304,318
Financial Restructuring	13,500	16,263	31,700	40,411
Corporate Finance and Other	21,468	13,296	34,929	24,096

Net Revenue	170,076	211,566	275,571	368,825

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	51,618	89,027	111,005	138,912
Other Operating Expenses(a)	52,607	51,461	105,821	98,973

Total Operating Expenses	104,225	140,488	216,826	237,885

Operating Income	$65,851	$71,078	$58,745	$130,940

Operating Income as a Percentage of Net Revenue	39%	34%	21%	36%

	As of June 30,
	2004	2005
Headcount (b):
Managing Directors	125	132
Limited Managing Directors	4	4
Other Employees:
Professional	514	510
Other	346	317

Total	989	963

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Net revenue trends in Financial Advisory for M&A and Financial Restructuring generally are correlated to the volume of completed industry-wide mergers and acquisitions activity and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of mergers and acquisitions activity in a particular geography where Lazard Group has significant market share or the number of its advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Certain Lazard Group client statistics and global industry statistics are set forth below:

	Six Months Ended June 30,
	2004	2005
Lazard Statistics:
Number of Clients:
Total	265	278
With Fees Greater than $1 million	75	82
Percentage of Total Fees from Top 10 Clients	32%	35%
Number of M&A Transactions Completed Greater than $1 billion	13	20

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions:
Global	$770	$948
Trans-Atlantic	58	61
Global Corporate Debt Defaults	6	3

Clients with whom Lazard Group transacted significant business in the first six months of 2005 included Alcan, Clayton Dubilier & Rice, Eurofind, Hollywood Entertainment, Lee Enterprises, National Australia Bank, Pfizer Inc, RAC plc, Telecom Italia Mobile, Telesystem International Wireless, Transurban, Tussauds and USGen New England.

Financial Advisory net revenue for the 2005 six month period was earned from 278 clients, compared to 265 in 2004. Advisory fees of $1 million or more were earned from 82 of Lazard Group’s clients for the six month period ended June 30, 2005, compared to 75 in the corresponding period in 2004.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
North America	41%	36%	46%	40%
Europe	57	62	53	58
Rest of World	2	2	1	2

Total	100%	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and restructuring transactions, depending on clients’ needs. This flexibility allows Lazard Group to better match its professional staff with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard Group measures revenue by practice area, Lazard Group does not separately measure the separate costs or profitability of mergers and acquisitions services as compared to financial restructuring services. Accordingly, Lazard Group measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

On June 15, 2005, Lazard Ltd issued a press release announcing that it had reorganized its European investment banking group, which will be run as one business. The new European organization will continue to be based on the priority of client relationships, balancing the contributions of local expertise with Lazard’s global industry groups. Lazard also announced that Gerardo Braggiotti had delivered to Lazard notice stating that he will resign effective July 15, 2005, which he subsequently did. Lazard does not expect any material adverse effect on its overall 2005 financial results from his resignation.

Financial Advisory Results of Operations

Three Months Ended June 30, 2005 versus June 30, 2004

In the 2005 period, M&A net revenue increased by $47 million, or 35%, driven by the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by approximately $3 million, or 20%, increase in Financial Restructuring net revenue versus the corresponding period in 2004. Other Financial Advisory net revenue decreased by $8 million primarily from decreased underwriting activity and private equity fund raising.

Operating expenses were $140 million for the 2005 period, an increase of $36 million, or 35%, versus operating expenses of $104 million in the corresponding period in 2004. Compensation and benefits expense increased by $37 million, or 72%, primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors, including distributions to profit participation members, in compensation and benefits expense, partially offset by lower pension and post-retirement health benefit costs. Other operating expenses decreased by $1 million, or 2%.

Financial Advisory operating income was $71 million for the 2005 period, an increase of $5 million, versus operating income of $66 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 34% for the 2005 period versus 39% for the corresponding period in 2004, with the decline in margin in 2005 attributable to the increase in recorded compensation expense in the 2005 period, partially offset by higher revenues in that period.

Six Months Ended June 30, 2005 versus June 30, 2004

In the 2005 period, M&A net revenue increased by $95 million, or 46%, driven by the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by an approximate $9 million, or 27%, increase in Financial Restructuring net revenue versus the corresponding period in 2004. Other Financial Advisory net revenue decreased by $11 million primarily from decreased underwriting activity.

Operating expenses were $238 million for the 2005 period, an increase of $21 million, or 10%, versus operating expenses of $217 million in the corresponding period in 2004. Compensation and benefits expense increased by $28 million, or 25%, primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors, including distributions to profit participation members, in compensation and benefits expense, partially offset by lower pension and post-retirement health benefit costs. Other operating expenses decreased by $7 million, or 6%. The principal reasons for this decrease related to (i) travel and entertainment expense, which decreased by $5 million, and (ii) premises and occupancy expense, which decreased by approximately $2 million due to less occupied space in London.

Financial Advisory operating income was $131 million for the 2005 period, an increase of $72 million, versus operating income of $59 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 36% for the 2005 period versus 21% for the corresponding period in 2004, with the increase in margin in 2005 attributable to the increase in revenues, partially offset by the increase in recorded compensation expense in the 2005 period.

Asset Management

The following table shows the composition of AUM mandates for the Asset Management segment:

	As of
	December 31, 2004	June 30, 2005
	($ in millions)
AUM:
International Equities	$39,267	$37,248
Global Equities	17,762	16,323
U.S. Equities	12,716	12,506

Total Equities	69,745	66,077

International Fixed Income	6,226	6,614
Global Fixed Income	2,008	2,068
U.S. Fixed Income	2,970	2,529

Total Fixed Income	11,204	11,211

Alternative Investments	2,800	3,054
Merchant Banking	551	801
Cash Management	2,135	1,869

Total AUM	$86,435	$83,012

Average AUM for the three month and six month periods ended June 30, 2004 and June 30, 2005 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in millions)
Average AUM	$78,991	$84,634	$78,784	$85,235

The following is a summary of changes in AUM for the three month and six month periods ended June 30, 2004 and June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in millions)
AUM—Beginning of Period	$80,000	$86,257	$78,371	$86,435
Net Flows	(1,636)	(2,943)	(1,654)	(2,577)
Market Appreciation/(Depreciation)	(280)	357	1,589	290
Foreign Currency Adjustments	(102)	(659)	(324)	(1,136)

AUM—End of Period	$77,982	$83,012	$77,982	$83,012

AUM as of June 30, 2005 was $83.0 billion, down $3.4 billion from AUM of $86.4 billion as of December 31, 2004. During the six month period ended June 30, 2005, AUM decreased due to net outflows of $2.6 billion and decreases related to changes in foreign currency exchange rates of $1.1 billion, partially offset by market appreciation of $0.3 billion. Net outflows were experienced primarily in International and Global Equities.

For the three month period ended June 30, 2005, average AUM was $84.6 billion, an increase of $5.6 billion, or 7%, versus $79.0 billion in the corresponding period in 2004.

For the six month period ended June 30, 2005, average AUM was $85.2 billion, an increase of approximately $6.4 billion, or 8%, versus $78.8 billion in the corresponding period in 2004.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	($ in thousands)
Management and Other Fees	$94,743	$105,725	$191,539	$207,768
Incentive Fees	9,118	3,112	9,148	7,933

Net Revenue	103,861	108,837	200,687	215,701

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participant members	32,568	44,473	62,552	78,213
Other Operating Expenses(a)	35,410	39,580	70,329	75,823

Total Operating Expenses	67,978	84,053	132,881	154,036

Operating Income	$35,883	$24,784	$67,806	$61,665

Operating Income as a Percentage of Net Revenue	35%	23%	34%	29%

	As of June 30,
	2004	2005
Headcount(b):
Managing Directors	33	39
Limited Managing Directors	2	2
Other Employees:
Professional	265	271
Other	323	323

Total	623	635

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
North America	62%	55%	61%	58%
Europe	31	35	32	33
Rest of World	7	10	7	9

Total	100%	100%	100%	100%

Asset Management Results of Operations

Three Months Ended June 30, 2005 versus June 30, 2004

Asset Management net revenue was $109 million in the 2005 period, an increase of $5 million, or 5%, versus net revenue of $104 million in the corresponding period in 2004. Management and Other fees for the 2005 period were $106 million, up $11 million, or 12%, versus the corresponding period in 2004 and was generally consistent with the growth in average AUM. Incentive fees earned in the 2005 period were approximately $3 million, versus $9 million recorded in the corresponding period in 2004.

Operating expenses were $84 million for the 2005 period, an increase of $16 million, or 24%, versus operating expenses of $68 million in the corresponding period in 2004. Compensation and benefits expense increased by $12 million, or 37% versus the corresponding period in 2004, principally due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense. Other operating expenses increased by $4 million, or 12%, versus the corresponding period in 2004 principally due to increased professional fees, travel and entertainment expense and support group charges.

Asset Management operating income was $25 million in the 2005 period, a decrease of $11 million, or 31%, versus operating income of $36 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 23% for the 2005 period versus 35% for the corresponding period in 2004, with the decline in 2005 attributable to the increase in recorded compensation expense in the 2005 period, partially offset by higher revenues in that period.

Six Months Ended June 30, 2005 versus June 30, 2004

Asset Management net revenue was $216 million in the 2005 period, an increase of $15 million, or 7%, versus net revenue of $201 million in the corresponding period in 2004. Management and Other fees for the 2005 period were $208 million, up $16 million, or 8%, versus the corresponding period in 2004 consistent with the growth in average AUM. Incentive fees earned in the 2005 period were $8 million, versus $9 million recorded in the corresponding period in 2004.

Operating expenses were $154 million for the 2005 period, an increase of $21 million, or 16%, versus operating expenses of $133 million in the corresponding period in 2004. Compensation and benefits expense increased by $16 million, or 25% versus the corresponding period in 2004, principally due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense. Other operating expenses increased by $5 million, or 8%, versus the corresponding period in 2004 principally due to increased professional fees, travel and entertainment and support group charges.

Asset Management operating income was $62 million in the 2005 period, a decrease of $6 million, or 9%, versus operating income of $68 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 29% for the 2005 period versus 34% for the corresponding period in 2004, with the decline in 2005 attributable to the increase in recorded compensation expense in the 2005 period, partially offset by higher revenues in that period.

Cash Flows

Historically, the Company’s cash flows have been influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days. In restructuring transactions, particularly restructurings involving bankruptcies, receivables sometimes take longer to collect than 60 days due to issues such as court-ordered holdbacks.

Cash and cash equivalents were $320 million at June 30, 2005, an increase of $14 million versus cash and cash equivalents of $306 million at December 31, 2004. During the six month period ended June 30, 2005, cash of $684 million was provided by operating activities, including $126 million from net income, $22 million of noncash charges, principally consisting of depreciation and amortization of $8 million and minority interest of $14 million and $536 million being provided by net changes in other operating assets and operating liabilities. Cash of $1 million was used in investing activities. Financing activities during this period used $662 million of cash, primarily for distributions to historical partners, members, separated businesses and minority interest holders partially offset by proceeds from the financing transactions. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

Liquidity and Capital Resources

Historically, the Company’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual discretionary bonuses have historically been paid to employees in January relating to the prior year. The Company’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April. In addition, and to a lesser extent, during the year we pay certain tax advances on behalf of our managing directors, and these advances serve to reduce the amounts due to the managing directors in the three installments described above. As a consequence, our level of cash on hand decreases significantly during the first four months of the year and gradually builds up over the remaining eight months of the year. We expect this seasonal pattern of cash flow to continue.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2005, Lazard Group had $163 million in unused lines of credit available to it. This amount includes a $25 million credit line to our affiliate in Paris that subsequently expired on July 18, 2005, but excludes a $25 million credit line to Lazard Frères & Co. LLC that is currently covered by a commitment letter described below.

Lazard Group’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, after giving effect to the separation, should be sufficient for us to fund our current obligations for the next 12 months and beyond. In addition, we intend to maintain lines of credit that can be utilized should the need arise. Concurrently with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. In addition, Lazard Group entered into a commitment letter dated April 14, 2005 which provides that, subject to customary conditions precedent for transactions of this nature, including regulatory approval, a group of lenders will provide a separate $25 million subordinated credit facility for Lazard Frères & Co. LLC, our U.S. broker dealer subsidiary. The Lazard Frères & Co. LLC facility will be a four-year revolving credit facility, and then will continue as a term loan facility for an additional year. This commitment letter expires, as extended, September 29, 2005. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and we expect that the Lazard Frères & Co. LLC facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We expect that the Lazard Frères & Co. LLC facility will contain similar restrictions and covenants for a facility of its type. Upon approval by the NASD, the Lazard Frères & Co. LLC facility will qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

As of June 30, 2005, Lazard Group was in compliance with all of its obligations under its various borrowing arrangements.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Business—Regulation” included in the Registration Statements.

Substantially all of the net proceeds received from the equity public offering and the financing transactions were used in connection with the recapitalization, and, to a lesser extent, to capitalize LFCM Holdings and LAZ-MD Holdings. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group. We expect that the net incremental interest cost related to the financing transactions will be approximately $56 million per year. We expect to service the resultant incremental debt with operating cash flow and the utilization of credit facilities and, to the extent required, other financing sources.

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

Contractual Obligations

The following table sets forth information relating to Lazard Group’s contractual obligations as of December 31, 2004:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases	$542,124	$50,145	$94,356	$88,414	$309,209
Capital Leases	66,554	26,558	5,770	5,770	28,456
Notes Payable and Subordinated Loans (a)	270,777	20,777			250,000
Mandatorily Redeemable Preferred Stock (a)	100,000				100,000
Merchant Banking Commitments (b)	14,031	2,526	11,505
Contractual Commitments to Managing Directors, Senior Advisors and Employees (c)	72,573	38,008	33,583	982

Total (d)	$1,066,059	$138,014	$145,214	$95,166	$687,665

(a)	In May 2005, the $50 million in aggregate principal amount of 7.53% Senior Notes due 2011 was prepaid and the Mandatorily Redeemable Preferred Stock were redeemed in connection with the separation and recapitalization transactions.
(b)	Lazard Group may be required to fund these merchant banking commitments at any time through 2006, depending on the timing and level of investments by its merchant banking funds.
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

The contractual obligations table above does not include the following developments since December 31, 2004: (1) obligations related to Corporate Partners II Limited, a new private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010; (2) obligations related to the first closing of a new private equity fund formed in July 2005, with the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million to approximately $27 million, respectively, the principal portion of which will require funding at any time through 2008; (3) any potential payment related to the IXIS cooperation arrangement (the level of this potential payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited to a maximum of approximately €16.5 million (subject to reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the three-year initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels); and (4) any possible change in the relationship with Intesa (see Note 3 of Notes to Condensed Consolidated Financial Statements of Lazard Group). In addition, the table above does not include the debt obligations incurred in May 2005 concurrent with the financing transactions related to Lazard Group’s issuance of $550 million in principal amount of 7.125% senior notes due 2015 and $437.5 million in principal amount of 6.12% senior notes issued to Lazard Group Finance in connection with the issuance of the equity security units. These debt obligations are described in more detail in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Lazard believes that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

Lazard generates substantially all of its net revenue from providing financial advisory and asset management services to clients. Lazard recognizes revenue when the following criteria are met:

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Lazard must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not likely, Lazard must establish a valuation allowance. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Lazard’s determination of the need for a valuation allowance is based on its estimates of future taxable income by jurisdiction, and the period over which its corresponding deferred tax assets will be recoverable. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

In addition, in order to determine the quarterly tax rate, Lazard is required to estimate full year pre-tax income and the related annual income tax expense in each jurisdiction. Tax exposures can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard’s interpretation of complex tax laws may impact its measurement of current and deferred income taxes.

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

In determining fair value, Lazard separates its investments into two categories. The first category consists of those investments that are publicly-traded, which, as of June 30, 2005, were approximately 18% of Lazard’s marketable investments and long-term investments. For these investments, we determine value by quoted market prices. The second category consists of those that are not publicly-traded. For these investments, Lazard determines value based upon its best estimate of fair value. As of June 30, 2005, this second category of investments comprises the remaining 82% of Lazard’s marketable investments and long-term investments.

The fair value of those investments that are not publicly traded is based upon an analysis of the investee’s financial results, condition, cash flows and prospects. Adjustments to the carrying value of such investments are made if there are third-party transactions evidencing a change in value. Adjustments also are made, in the absence of third-party transactions, if Lazard determines that the expected realizable value of the investment differs from its carrying value. In reaching that determination, Lazard considers many factors, including, but not limited to, the operating cash flows and financial performance of the investee, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. Partnership interests, including general partnership and limited partnership interests in real estate funds, are recorded at fair value based on changes in the fair value of the partnership’s underlying net assets.

Because of the inherent uncertainty in the valuation of investments that are not readily marketable, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed. Lazard seeks to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are adequately performed.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

Consolidation of VIEs

The consolidated financial statements include the accounts of Lazard Group and all other entities in which we are the primary beneficiary or Lazard Group maintain control. Lazard determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” as amended by SFAS No. 94, “Consolidated Financial Statements.” ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. SFAS No. 94 amends ARB No. 51 to require consolidation of all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner. SFAS No. 94 also requires consolidation of a majority-owned subsidiary even if it has non-homogeneous operations, a large minority interest, or a foreign location. Accordingly, Lazard consolidates voting interest entities in which it has the majority of the voting interest in accordance with ARB No. 51 and SFAS No. 94.

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

Lazard determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, and related party relationships. Where qualitative analysis is not conclusive, Lazard performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to the VIE’s variable interest holders, Lazard calculates its share of the VIE’s expected losses and expected residual returns using a cash flows model that allocates those expected losses and residual returns to it, based on contractual arrangements and/or Lazard’s position in the capital structure of the VIE under various scenarios. Lazard would reconsider its assessment of whether it is the primary beneficiary if there are changes to any of the variables used in determining the primary beneficiary. Those variables may include changes to financial arrangements, contractual terms, capital structure and related party relationships.

In accordance with FASB Interpretation No. 46R the assets, liabilities and results of operations of the VIE are included in the consolidated financial statements of Lazard if it is determined that we are the primary beneficiary. Any third party interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

Risk Management

Risk management is an important part of our business, but historically was focused primarily on the activities of the Capital Markets and Other segment, which was transferred to LCFM Holdings on May 10, 2005. The discussion below relates to risk management for Lazard’s continuing operations, namely its Financial Advisory and Asset Management segments and Corporate.

Lazard believes that, due to the nature of the businesses and the manner in which it conducts our operations, the Financial Advisory and Asset Management segments are not subject to material market risks such as equity price risk, but are subject to foreign currency exchange rate risks which are summarized below.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk arises from the possibility that our revenue and expenses may be affected by movements in the rate of exchange between non-U.S. dollar denominated balances (primarily euros and British pounds) and the U.S. dollar, the currency in which our financial statements are presented. In addition, Asset Management revenues are based primarily on the value of AUM. Accordingly, market appreciation/depreciation, including fluctuation in foreign currency exchange rates, directly impact Asset Management net revenue and net income.

For the six month period ended June 30, 2005, approximately 62% of Lazard’s consolidated operating income was generated in non-U.S. dollar currencies.

Lazard generally does not hedge non-dollar foreign exchange exposure, as described above, arising in its operations outside the U.S. These foreign operations manage their individual foreign currency exposures with reference to their own base currency. However, Lazard does track and control the foreign currency exchange rate risks arising in each principal operation and has established limits for such exposures. With respect to LFB’s operations, LFB may take open foreign exchange positions with a view to profit within internally defined limits, but LFB does not utilize foreign exchange options in this context.

Lazard’s Corporate activities are exposed to risks arising from transactions in trading and non-trading derivatives and to interest rate risk arising from short-term assets and third party loans.

Trading and Non-Trading Derivatives

We enter into forward foreign exchange contracts, interest rate swaps and other contracts for trading purposes, and non-trading derivative contracts, including forward foreign exchange contracts, interest rate swaps, cross-currency interest rate swaps and other derivative contracts to hedge exposures to interest rate and currency fluctuations. These trading and non-trading contracts are recorded at their fair values on our statements of financial condition and the related gains and losses on trading contracts are included in “trading gains and losses—net” on our consolidated statements of income. Lazard’s hedging strategy is an integral part of its trading strategy and therefore the related gains and losses on Lazard’s hedging activities also are recorded in “trading gains and losses-net” on the consolidated statements of income.

The table below presents the fair values of Lazard’s trading and non-trading derivatives as of:

	December 31, 2004	June 30, 2005
	($ in thousands)
Assets:
Trading Derivatives:
Interest rate swap contracts	$377	$268
Exchange rate contracts	289	—

Total	$666	$268

Liabilities:
Trading Derivatives:
Interest rate swap contracts	$1,124	$865
Exchange rate contracts	291	—

Total trading derivatives	1,415	865

Non-Trading Derivatives:
Interest rate swap contracts	3,204	4,922

Total	$4,619	$5,787

Interest Rate and Foreign Currency Risk—Trading, Non-Trading and Securities Owned

The risk management strategies that we employ use various stress tests to measure the risks of trading, non-trading and securities owned activities. Based on balances of securities owned, Lazard’s interest rate risk as measured by a 0.25% +/- movement in interest rates totaled $175 thousand as of December 31, 2004 and was approximately $50 thousand as of June 30, 2005. Foreign currency risk, on those same balances, measured by a 2% +/- movement against the U.S. dollar totaled $23 thousand as of December 31, 2004 and $29 thousand as of June 30, 2005.

Interest Rate Risk—Short Term Investments and Corporate Indebtedness

A significant portion of Lazard’s liabilities have fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard Group estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $2 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about Lazard Group’s market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.” Because the Capital Markets and Other segment was separated from the operations of Lazard Group in connection with the separation effective May 10, 2005, the market risks specific to the Capital Markets and Other segment are not applicable to Lazard Group. With respect to Lazard Group Finance, we do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk.

Item 4.	Controls and Procedures

Lazard Group Finance’s management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information Lazard Group Finance is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Lazard’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. Lazard is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. Lazard Group Finance has been informed that Lazard believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results for any particular period, depending, in part, upon the operating results for such period.

Lazard has received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, Lazard has received requests for information from the SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. Lazard believes that other broker-dealers have also received requests for information. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include regulatory consequences. Lazard intends to continue to fully cooperate in these inquiries. In the course of an internal review of these matters, prior to the separation, there were personnel changes in Lazard’s former Capital Markets business, including resignations by individuals who were formerly associated with such separated businesses.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A Common Stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants have moved to remove the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. Lazard Group Finance has been informed that Lazard believes that the suits are without merit and intends to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements of Lazard Group.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2005, Lazard Ltd issued 11,500,000 ESUs, in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on May 4, 2005 (Commission file number 333-123463). The offering has terminated, and all securities registered pursuant to this Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 11,500,000 units of ESUs were registered pursuant to the Registration Statement at an aggregate estimated offering price of $287,500,000 (based upon the estimated maximum price of $25.00 per unit that was estimated by us in accordance with Rule 457(a) of the Securities Act prior to the pricing of the public offering). A total of 11,500,000 units of ESUs were sold at an aggregate actual offering price of $287,500,000 (based upon the price of $25.00 per share at which the securities actually sold). The amount of expenses incurred by us in connection with the issuance and distribution of the ESUs (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) was approximately $11 million. The net offering proceeds to us from the ESU offering after subtracting these expenses was approximately $276.5 million.

On May 10, 2005, pursuant to an investment agreement, Lazard Ltd issued to IXIS—Corporate & Investment Bank (“IXIS”), which is a subsidiary of Caisse Nationale des Caisses d’Epargne an aggregate of $200,000,000 of our securities, $150,000,000 of which were ESUs and $50,000,000 of which were shares of our Class A Common Stock. The ESUs and the Class A Common Stock were issued to IXIS in a private placement under Section 4(2) of the Securities Act and Regulation S promulgated thereunder. IXIS purchased 6,000,000 ESUs at $25.00 per unit, and purchased 2,000,000 shares of Lazard Ltd Class A Common Stock at $25.00 per share. With respect to the ESUs, IXIS received a payment from us equal in percentage terms to those paid to the underwriters for the public offering of the ESUs. The aggregate payment that IXIS received in respect of the sale of the ESUs was approximately $4,875,000. The ESUs have the same features of the ESUs sold to the public in the registered public offering. For additional description of the terms and conditions of the investment agreement and the securities purchased by IXIS, see “Description of Capital Stock—IXIS Investment in Our Common Stock” and “Description of Indebtedness—IXIS Investment in Exchangeable Debt Securities” in the Registration Statement, which description is incorporated herein by reference.

We used the aggregate net proceeds of $433,644,000 from the ESU offering and the ESU portion of the IXIS ESU placement, net of partial reimbursement of the ESU underwriter’s discount and certain other expenses, to purchase Lazard Group notes in aggregate principal amount of $437,500,000. For a description of Lazard Group’s use of the proceeds from the sale of the Lazard Group notes and the other additional financing transactions, see “Unregistered Sales of Equity Securities and Use of Proceeds” in Lazard Ltd’s Quarterly Report on Form 10-Q filed on August 12, 2005.

In connection with the formation of Lazard Group Finance, Lazard Group, as the initial member, was granted a limited liability company interest in Lazard Group Finance for no consideration.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Lazard Group Finance LLC (incorporated by reference to Exhibit 3.4 to the Registrant’s and Lazard Ltd’s Registration Statement (File No. 333-123463) on Form S-1 filed on March 21, 2005).

3.2	Limited Liability Company Agreement of Lazard Group Finance LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report (File No. 001-32493) on Form 10-Q filed on June 16, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.3	Second Supplemental Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.36 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.3).

4.8	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.3).

4.9	Senior Note (included in Exhibit 4.2).

10.1	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.3	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, Lazard Ltd, Lazard LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

31.1	Rule 13a-14(a) Certification by Steven J. Golub.

31.2	Rule 13a-14(a) Certification by Michael J. Castellano.

32.1	Section 1350 Certification by Steven J. Golub.

32.2	Section 1350 Certification by Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

LAZARD GROUP FINANCE LLC

By:	/s/ Steven J. Golub

Name: Steven J. Golub Title: President (Principal Executive Officer)

By:	/s/ Michael J. Castellano

Name: Michael J. Castellano Title: Vice President (Principal Financial Officer)