Form 10-Q
period 2005-09-30
Lazard Group Finance LLC
filed 2005-11-14
CIK 1320766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, there were two of the registrant’s Class I interests outstanding and one of the registrant’s Class II interests outstanding.

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

Lazard Group Finance used the net proceeds from the sale of the ESUs to purchase senior notes from Lazard Group (the “Lazard Group notes”). The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of Lazard Group Finance under the Lazard Group Finance senior notes. The ability of Lazard Group Finance to pay its obligations under the Lazard Group Finance senior notes depends on its ability to obtain interest and principal payments on the Lazard Group notes. Because the principal asset of Lazard Group Finance is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it did not commence operations until May 10, 2005 and had no significant assets or liabilities prior to that date. Accordingly, the historical financial information for Lazard Group Finance presented in this quarterly report is as of September 30, 2005 and for the three month period ended September 30, 2005 and for the period May 10, 2005 through September 30, 2005. The accompanying unaudited pro forma financial information included herein reflects pro forma financial information regarding both Lazard Group Finance and Lazard Group.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Page
Condensed Financial Statements of Lazard Group Finance LLC (Unaudited)
Condensed Statement of Financial Condition as of September 30, 2005	2
Condensed Statements of Income for the three month period ended September 30, 2005 and for the period May 10, 2005 (commencement of operations) through September 30, 2005	3
Condensed Statement of Cash Flows for the period May 10, 2005 (commencement of operations) through September 30, 2005	4
Condensed Statement of Changes in Members’ Equity for the period May 10, 2005 (commencement of operations) through September 30, 2005	5
Notes to Condensed Financial Statements	6

Condensed Consolidated Financial Statements of Lazard Group LLC (Unaudited)*
Condensed Consolidated Statements of Financial Condition as of December 31, 2004 and September 30, 2005*	8
Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 2004 and 2005*	10
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2005*	11
Condensed Consolidated Statement of Changes in Members’ Equity (Deficiency) for the nine month period ended September 30, 2005*	12
Notes to Condensed Consolidated Financial Statements*	13

*	These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Group. As described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Ltd, using the net proceeds of its equity public offering (as defined in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), along with the net proceeds it received from the financing transactions (as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), acquired a 37.5% ownership interest in Lazard Group as of May 10, 2005 (which, after giving effect to the repurchase of Lazard Group common membership interests held by LAZ-MD Holdings LLC subsequent to May 10, 2005, approximated 37.6% at September 30, 2005). The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical unaudited condensed consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had it been a stand-alone, public company for the periods presented. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. Therefore, Lazard Group’s operating income prior to May 10, 2005, included within the accompanying unaudited condensed consolidated financial statements historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and financing transactions, as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Group now includes all payments for services rendered by its managing directors in compensation and benefits and distributions to holders of profit participation interests in Lazard Group (“profit participation members”).

In addition, the accompanying unaudited condensed consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF FINANCIAL CONDITION

SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

ASSETS
Cash and cash equivalents	$1,259
Receivables—Due from Lazard Group:
Notes	437,500
Interest	3,421

440,921
Other assets	3,552

Total assets	$445,732

LIABILITIES AND MEMBERS’ EQUITY
Senior notes payable	$437,500
Accrued interest payable	3,421
Other liabilities	4,802

Total liabilities	445,723

Members’ equity	9

Total liabilities and members’ equity	$445,732

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

	Three Months Ended September 30, 2005	For the Period May 10, 2005 through September 30, 2005
REVENUE
Interest income	$6,822	$10,804
Interest expense	(6,812)	(10,791)

NET REVENUE AND OPERATING INCOME	10	13

PROVISION FOR INCOME TAXES	3	4

NET INCOME ALLOCABLE TO MEMBERS	$7	$9

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$9
Adjustments to reconcile net income allocable to members to net cash provided by operating activities:
Noncash items included in net income allocable to members:
Amortization of deferred income	(304)
Amortization of deferred issuance costs	304
(Increase) decrease in operating assets:
Receivables—interest due from Lazard Group	(3,421)
Increase (decrease) in operating liabilities:
Payables—accrued interest on Lazard Group Finance senior notes	3,421

Net cash provided by operating activities	9

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable—Lazard Group, net of costs of $3,856	(433,644)

Net cash used in investing activities	(433,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lazard Group Finance senior notes, net of costs of $3,856	433,644
Increase in payables associated with costs relating to the issuance of Lazard Group Finance senior notes	1,250

Net cash provided by financing activities	434,894

NET INCREASE IN CASH	1,259
CASH, beginning of period	—

CASH, end of period	$1,259

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE PERIOD MAY 10, 2005 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity
BALANCE—May 10, 2005	—	—	—

Comprehensive income (loss):
Net income allocable to members	$9		$9

Comprehensive income (loss)	9	—	9
Distributions and withdrawals to members	—	—	—

BALANCE—September 30, 2005	$9	—	$9

See notes to unaudited condensed financial statements.

LAZARD GROUP FINANCE LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

1.	BASIS OF PRESENTATION AND ORGANIZATION

Lazard Group Finance LLC (“Lazard Group Finance”) was formed on January 27, 2005 to act as the managing member of Lazard Group and to issue the Lazard Group Finance senior notes (see Note 2 of Notes to Unaudited Condensed Financial Statements of Lazard Group Finance) that form a component of the equity security units (the “ESUs”) issued by Lazard Ltd, which are listed on the NYSE under the symbol “LDZ”. The indenture pursuant to which the Lazard Group Finance senior notes were issued limits the ability of Lazard Group Finance to engage in activities or transactions unrelated to these two purposes. Lazard Ltd is a company formed under the laws of Bermuda that acts as the holding company through which public investors own equity in the Lazard business. Lazard Ltd indirectly controls Lazard Group Finance. Lazard Ltd’s Class A common stock (the “Class A common stock”) are listed on the NYSE under the symbol “LAZ”. Lazard Group acts as the holding company through which the Lazard businesses are owned and operated.

Lazard Group Finance is a holding company that owns no material assets other than its controlling voting interest in Lazard Group and the notes issued by Lazard Group (the “Lazard Group notes”). Since its inception, Lazard Group Finance has conducted no other material activities or business.

Lazard Group Finance used the net proceeds that it received from the sale of the ESUs to purchase the Lazard Group notes. The Lazard Group notes, which have substantially similar terms to the Lazard Group Finance senior notes, are pledged to secure the obligations of Lazard Group Finance under the Lazard Group Finance senior notes. Because the principal asset of Lazard Group Finance is the Lazard Group notes, the accompanying unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. While Lazard Group Finance was formed as of January 27, 2005, it did not commence operations until May 10, 2005 and had no significant assets or liabilities prior to that date. Accordingly, the historical financial information for Lazard Group Finance presented in this quarterly report is as of September 30, 2005 and for the three month period ended September 30, 2005 and for the period May 10, 2005 through September 30, 2005.

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

*    *    *    *    *

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

	December 31, 2004	September 30, 2005
ASSETS
Cash and cash equivalents	$305,753	$371,544
Cash and securities segregated for regulatory purposes	11,260	20,878
Marketable investments	112,467
Securities purchased under agreements to resell	2,029	6,623
Securities owned—at fair value:
Bonds—Corporate	329,695	259,775
Non-U.S. Government and agency securities	53,528	29,616
Equities	3,726	3,191

	386,949	292,582

Swaps and other contractual agreements	666	229
Receivables—net:
Fees	282,642	313,188
Customers	95,440	112,332
Banks	346,283	270,945
Related parties		55,699
Other	3,002	1,543

	727,367	753,707

Long-term investments	145,718	89,386
Other investments	13,019	8,312
Property—net of accumulated amortization and depreciation of $151,309 and $155,830	199,453	161,780
Goodwill	17,205	16,252
Other assets	88,663	87,858
Assets of discontinued operations	1,488,675

Total assets	$3,499,224	$1,809,151

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

	December 31, 2004	September 30, 2005
LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY)
Securities sold under agreements to repurchase	$52,037	$18,702
Swaps and other contractual agreements	4,619	4,817
Payables:
Banks	379,797	362,054
Customers	130,895	172,326
Brokers and dealers	54
Related parties		49,204

	510,746	583,584

Accrued compensation and benefits	152,651	247,488
Senior borrowings	67,497	1,005,918
Capital lease obligations	51,546	24,607
Other liabilities	595,000	532,623
Subordinated borrowings	200,000	200,000
Mandatorily redeemable preferred stock	100,000
Liabilities of discontinued operations	1,222,420

Total liabilities	2,956,516	2,617,739

Commitments and contingencies

Minority interest	157,910	104,460

MEMBERS’ EQUITY (DEFICIENCY)
Members’ equity (deficiency)	366,740	(880,625)
Accumulated other comprehensive income (loss), net of tax	18,058	(32,423)

Total members’ equity (deficiency)	384,798	(913,048)

Total liabilities, minority interest, and members’ equity (deficiency)	$3,499,224	$1,809,151

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005

(UNAUDITED)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUE
Investment banking and other advisory fees	$127,941	$251,663	$391,064	$615,361
Money management fees	83,849	101,282	270,695	302,507
Commissions	2,615	3,569	9,945	11,354
Trading gains and losses—net	492	2,583	1,669	5,132
Underwriting	2,562	4,626	12,790	10,155
Investment gains and losses, non-trading—net	3,823	4,471	10,419	7,385
Interest income	7,325	10,209	20,897	24,259
Other	5,050	3,096	16,289	11,751

Total revenue	233,657	381,499	733,768	987,904
Interest expense	9,677	24,598	29,818	53,541

Net revenue	223,980	356,901	703,950	934,363

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	109,153	215,199	329,116	482,228
Premises and occupancy costs	17,791	16,653	54,396	50,505
Professional fees	9,923	12,278	30,598	35,844
Travel and entertainment	8,942	10,662	33,479	30,767
Communications and information services	7,103	7,424	21,454	22,316
Equipment costs	5,239	5,975	15,325	15,543
Other	10,398	10,935	28,298	31,305

Total operating expenses	168,549	279,126	512,666	668,508

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	55,431	77,775	191,284	265,855

Provision for income taxes	872	14,748	13,214	45,781

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST(*)	54,559	63,027	178,070	220,074
Minority interest	11,717	4,729	52,426	18,521

INCOME FROM CONTINUING OPERATIONS(*)	42,842	58,298	125,644	201,553
INCOME (LOSS) FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $773, $253, $1,171 and $3,330)	(2,942)	(408)	3,165	(17,576)
EXTRAORDINARY GAIN			5,507

NET INCOME ALLOCABLE TO MEMBERS(*)	$ 39,900	$ 57,890	$134,316	$183,977

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005

(UNAUDITED)

($ in thousands)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$134,316	$183,977
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization	12,569	11,866
Minority interest	52,426	18,521
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	2,779	(10,498)
Securities purchased under agreements to resell	110,892	(5,058)
Securities owned, at fair value and swaps and other contractual agreements	(11,984)	52,773
Receivables	(6,686)	(80,852)
Marketable and long-term investments	133,045	168,793
Other assets	(41,661)	3,526
Assets of discontinued operations	(361,527)	1,485,363
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	16,155	(28,600)
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	(1,780)	427
Payables	3,282	127,860
Accrued employee compensation and other liabilities	(43,599)	52,839
Liabilities of discontinued operations	463,275	(1,223,257)

Net cash provided by operating activities	461,502	757,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(15,161)	(3,284)
Disposals and retirements of property	7,244	9,761

Net cash (used in) provided by investing activities	(7,917)	6,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common ownership interests to Lazard Ltd		871,656
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Distributions to members and capital withdrawals for the periods prior to May 10, 2005	(321,004)	(418,602)
Distributions to members for the period May 10, 2005 through September 30, 2005		(5,180)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(10,569)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distribution of separated business		(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		53,600
Proceeds from issuance of Lazard Group senior notes, net of original issue discount and other expenses of $4,417		545,583
Proceeds from other senior borrowings	8,369	17,509
Repayment of senior borrowings, including make-whole payment of $7,650 in 2005	(1,508)	(74,239)
Repayment of senior borrowings of discontinued operations	(2,341)
Repayment of capital lease obligations	(10,538)	(21,960)
Repurchase of common membership interest from LAZ-MD Holdings		(4,507)
Capital contributions and distributions relating to minority interest stockholders, net	(96,700)	(52,468)

Net cash used in financing activities	(423,722)	(693,841)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(56)	(4,525)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,807	65,791
CASH AND CASH EQUIVALENTS—January 1	242,032	305,753

CASH AND CASH EQUIVALENTS—September 30	$271,839	$371,544

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(UNAUDITED)

($ in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)

Balance—January 1, 2005	$366,740	$18,058	$384,798

Comprehensive income (loss):

Net income allocable to members	183,977		183,977

Other comprehensive income (loss)—net of tax:

Currency translation adjustments		(31,256)	(31,256)

Minimum pension liability adjustment		(8,656)	(8,656)

Interest rate hedge		(10,569)	(10,569)

Comprehensive income (loss)			133,496

Distribution of net assets of separated businesses	(243,178)		(243,178)

Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600

Net proceeds from sale of common membership interests to Lazard Ltd, including $32,921 issued in cashless exchange	871,656		871,656

Distributions and withdrawals to members for the period January 1, 2005 through May 9, 2005	(418,602)		(418,602)

Redemption of historical partner interests	(1,517,032)		(1,517,032)

Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)

Purchase contracts associated with equity security units	(6,013)		(6,013)

Distribution to members for the period May 10, 2005 through September 30, 2005	(5,180)		(5,180)

Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)

Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—September 30, 2005	$(880,625)	$(32,423)	$(913,048)

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except membership interest amounts, unless otherwise noted)

1.	BASIS OF PRESENTATION AND ORGANIZATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Group LLC (a Delaware limited liability company, formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard Group may undertake in the future, actual results may be different than the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”) pursuant to the Registration Statement. In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements) and the cashless exchange of certain of the interests of Lazard’s chief executive officer in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A common stock outstanding. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% and, after giving effect to the repurchase of Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”) subsequent to May 10, 2005, approximately 37.6% of all outstanding Lazard Group common interests as of May 10, 2005 and September 30, 2005, respectively, and, through its control of the managing member of Lazard Group, controls Lazard Group.

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

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. As described below, this business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the assets, liabilities and operating results of this former segment are reflected as discontinued operations. We refer to the transfer of the separated business as the “separation.”

The unaudited condensed consolidated financial statements include Lazard Group and its principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and LFG (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

The Separation and Recapitalization Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the separation and recapitalization transactions, including the financing transactions described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Separation

In the separation, Lazard Group transferred the separated businesses to LFCM Holdings LLC (“LFCM Holdings”) through several steps. First, LAZ-MD Holdings was formed as the new holding company for Lazard Group. Pursuant to this formation, all of the persons who were members of Lazard Group prior to the formation became members of LAZ-MD Holdings and ceased to hold any membership interests in Lazard Group. Lazard Group then contributed the separated businesses to LFCM Holdings, which was then a subsidiary of Lazard Group, and distributed all of the LFCM Holdings interests to LAZ-MD Holdings. After the redemption of the historical partners described below, LAZ-MD Holdings distributed all of the LFCM Holdings interests to its members. Accordingly, after the separation, LFCM Holdings was wholly owned by the members of LAZ-MD Holdings, including Lazard Group’s managing directors at the time of the separation.

In the separation, Lazard Group retained all of its Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

The Recapitalization

On the same day as the separation, LAZ-MD Holdings and Lazard Group effected a recapitalization of their companies. The recapitalization had three principal parts—the financing transactions, the redemption of the historical partner interests and mandatorily redeemable preferred interests of Lazard Group and the issuance of LAZ-MD Holdings exchangeable interests to working members. “Historical partners” refers to certain former members of Lazard Group that existed prior to the recapitalization, which consisted of Eurazeo S.A., descendants and relations of Lazard Group’s founders, several historical partners of Lazard Group’s predecessor entities, several current and former managing directors and the other members of these classes. “Working members” refers to members of Lazard Group that existed prior to the recapitalization, which consisted of current and former managing directors of Lazard Group and the separated businesses.

The Financing Transactions

On May 10, 2005, Lazard completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering of equity security units (the “ESU offering”),

•	the private offering of Lazard Group senior notes, and

•	the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS”).

For a further description of the financing transactions, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Exchange of Working Member Interests for LAZ-MD Holdings Interests

In connection with the formation of LAZ-MD Holdings, the working member interests were exchanged with LAZ-MD Holdings for limited liability company interests in LAZ-MD Holdings. Each holder of a working member interest at the time of the separation and recapitalization transactions received, in exchange for his or her working member interest, a redeemable capital interest in LAZ-MD Holdings consisting of an equivalent amount of capital of LAZ-MD Holdings, an exchangeable interest in LAZ-MD Holdings and, if applicable, a right to receive distributions from LAZ-MD Holdings. The former holders of working member interests hold all of the limited liability company interests in LAZ-MD Holdings.

The separation and recapitalization transactions were consummated pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”).

Basis of Presentation

Lazard Group’s historical unaudited condensed consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been as a stand-alone public company for the periods presented. Specifically, prior to May 10, 2005 the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Group now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest expense and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense.

In addition, the accompanying unaudited condensed consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Accordingly,

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City.

In accordance with U.S. GAAP, the assets and liabilities of the separated businesses have been segregated and reported as “assets of discontinued operations” and “liabilities of discontinued operations” respectively, in the condensed consolidated statement of financial condition as of December 31, 2004, and the related results of operations of the separated businesses are reported as discontinued operations in the unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2004 and September 30, 2005. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information relating to discontinued operations.

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

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005. Lazard Ltd has the right to defer these quarterly contract adjustment payments. In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock. In connection with the quarterly contract adjustment payments on the purchase contracts, Lazard Ltd recorded a liability as of May 10, 2005 for $6,013 for the present value of such payments (including the similar contract adjustment payments related to IXIS as described below), with a corresponding charge to additional paid-in-capital. The liability will accrete over the three year period ending May 15, 2008, with a corresponding charge to interest expense. (See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for amounts payable to Lazard Ltd subsidiaries.)

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

Lazard Group Senior Notes—Concurrent with the equity public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group senior notes”). The Lazard Group senior notes were issued net of original issue discount of $435. Interest on the notes is due May 15 and November 15 of each year, commencing on November 15, 2005. The notes are unsecured. A registration rights agreement, dated as of May 10, 2005, among Lazard Group and the initial purchasers of the Lazard Group senior notes provided the holders of the Lazard Group senior notes with registration rights. In that agreement Lazard Group agreed to register the offer and sale of substantially identical notes (the “exchange notes”) in exchange for the privately-placed notes (the “old notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 that was declared effective by the SEC on September 28, 2005 and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $550,000 of the old notes for an equal aggregate principal amount of the exchange notes. The exchange offer expired on October 26, 2005. On October 31, 2005, Lazard Group closed the exchange offer, at which time it exchanged $546,000 in aggregate principal amount of its old notes (approximately 99.3% of the aggregate principal amount of old notes outstanding) for $546,000 in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes.

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

In connection with the issuance of the Lazard Group senior notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group senior notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, $11,003 was deemed to be the effective portion of the hedge and has been recorded within other comprehensive income (loss) and will be amortized as a charge to interest expense over the ten year term of the Lazard Group senior notes (with such amortization amounting to $275 and $434 during the three month and nine month periods ended September 30, 2005, respectively). The remaining $2,001 was charged to interest expense in the three month period ended June 30, 2005.

Credit Facilities—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility with a group of lenders. As of September 30, 2005, $15,000 was outstanding under this credit facility. In addition, Lazard Group entered into a commitment letter dated April 14, 2005 that provides that, subject to customary conditions precedent for transactions of this nature, including regulatory approval, a group of lenders will provide a separate $25,000 subordinated credit facility for LFNY, our U.S. broker-dealer subsidiary. The LFNY facility is expected to be a four-year revolving credit facility, and then converts to a term loan facility for an additional year. This commitment letter, as extended, expires November 30, 2005. Both the $125,000 senior revolving credit facility and the $25,000 subordinated credit facility bear interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated rating agencies.

The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and we expect that the LFNY facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We expect that the LFNY facility will contain similar restrictions and covenants for a facility of its type. Upon approval by the NASD, the LFNY facility is intended to qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations.

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

As part of these negotiations and discussions, Lazard Group received a letter from Intesa in July, 2005 informing Lazard Group of its intention to commence arbitration proceedings in order to obtain an order declaring Intesa’s right to early termination of the joint venture arrangements and the ineffectiveness of those arrangements on equitable grounds, as a result of the separation and recapitalization transactions and management changes at our Italian business. In the letter, Intesa stated that pending the determination of any arbitration, it intended to continue to perform in accordance with the joint venture arrangements until the initial expiration date of December 31, 2007. If at the end of an arbitration proceeding, it were to be determined that Intesa was entitled to early termination on the grounds alleged, Lazard Group would be obligated to repurchase their interest and note at that time if any such determination were finally made before Lazard Group repurchases such interest and note in connection with the end of the term of the joint venture on December 31, 2007.

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

On February 25, 2005, Lazard Group formed a new private equity fund, Corporate Partners II Limited, with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of September 30, 2005, Lazard Group has contributed $89 of its capital commitment, which is recorded as a long term investment. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a new private equity fund, Lazard Senior Housing Partners LP. The first closing of the fund has the ability to raise up to a maximum of $550,000 of capital commitments, including a minimum and maximum capital commitment from Lazard Group of $10,000 and $27,000, respectively, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard Group funded $682 in October 2005.

Pursuant to the business alliance agreement, Lazard Group has certain other limited partner capital commitments to planned investment funds to be managed and controlled by LFCM Holdings, all of which commitments are contingent upon the formation of such investment funds. As of September 30, 2005 these capital commitments are as follows—Lazard Technology Partners III—$15,000; Lazard European Mid-Market Buyout Fund—10% of the total fund capital commitments, with a maximum capital commitment by Lazard Group of 50 million Euros; Lazard Structured Finance Investors LLC—$10,000. As of September 30, 2005, none of these investment funds have been formed and Lazard Group has not made any payment toward such contingent capital commitments.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

5.	EMPLOYEE BENEFIT PLANS

Lazard Group, through its subsidiaries provides certain retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans for the three month and nine month periods ended September 30, 2004 and 2005 are shown in the table below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended September 30, 2004
Service cost	$2,724	$84	$454
Interest cost	4,839	33	396
Expected return on plan assets	(5,733)
Amortization of transition (asset) obligation	(27)
Amortization of prior service cost	(417)	21
Recognized actuarial (gain) loss	582	(3)	14

Net periodic benefit cost (credit)	$1,968	$135	$864

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$1,690	$86	$678
Discontinued operations	278	49	186

Net periodic benefit cost (credit)	$1,968	$135	$864

Three month period ended September 30, 2005
Service cost	$1,883		$65
Interest cost	6,413	$22	141
Expected return on plan assets	(6,611)
Amortization of prior service cost	(109)		(482)
Recognized actuarial (gain) loss	795	(3)	126
Settlements (curtailments)	(1,250)		(2,169)

Net periodic benefit cost (credit)	$1,121	$19	$(2,319)

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$2,409	$13	$(2,272)
Discontinued operations	(1,288)	6	(47)

Net periodic benefit cost (credit)	$1,121	$19	$(2,319)

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Nine month period ended September 30, 2004
Service cost	$10,431	$254	$1,363
Interest cost	16,024	100	1,197
Expected return on plan assets	(17,843)
Amortization of transition (asset) obligation	(85)
Amortization of prior service cost	(159)	65
Recognized actuarial (gain) loss	1,727	(9)	42

Net periodic benefit cost (credit)	$10,095	$410	$2,602

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$9,261	$265	$2,043
Discontinued operations	834	145	559

Net periodic benefit cost (credit)	$10,095	$410	$2,602

Nine month period ended September 30, 2005
Service cost	$5,841		$196
Interest cost	19,844	$66	427
Expected return on plan assets	(20,439)
Amortization of prior service cost	(336)		(1,446)
Recognized actuarial (gain) loss	2,468	(9)	379
Settlements (curtailments)	2,710		(6,184)

Net periodic benefit cost (credit)	$10,088	$57	$(6,628)

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$8,315	$40	$(7,031)
Discontinued operations	1,773	17	403

Net periodic benefit cost (credit)	$10,088	$57	$(6,628)

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

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transaction—As a result of the separation and in accordance with SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Lazard Group recorded a charge of $3,255 ($2,710 and $545 relating to pension and post-retirement medical plan obligations, respectively), for the nine month period ended September 30, 2005 for the estimated cost relating to the settlement of pension and post-retirement medical plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in income (loss) from discontinued operations and $835 is included in compensation and benefits expense. In the three month period ended September 30, 2005, a credit adjustment of $1,250 relating to settlement of the pension obligation was recorded and is included in income (loss) from discontinued operations.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, Lazard Group is recognizing the effect of such termination, which resulted in a reduction in Lazard Group’s accumulated post-retirement benefit obligation of approximately $24,000, the effect of which will reduce employee compensation and benefits expense over the period ending February 2007. For the three month and nine month periods ended September 30, 2005, compensation and benefits expense was reduced by $2,169 and $6,729, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As reflected in Lazard Group’s December 31, 2004 consolidated financial statements, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $95,000 (or approximately 49.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of the plans dealing with a plan for the future funding of the deficit as well as with asset allocation. Irrespective of the terms of these agreements, in considering their duties to beneficiaries, the trustees also have the power to change the asset allocation. Any changes in the asset allocation could increase or decrease the unfunded liability that would be funded over time, depending on asset mix, any increase in liabilities and investment returns. It is also the case that the pensions regulator in the U.K. may have the power to require contributions to be made to plans, and to impose support in respect of the funding of plans by related companies other than the direct obligors. As part of the separation, Lazard Group made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities.

Contributions of approximately $31,000 (or 16.4 million British pounds) were made to Lazard Group’s defined benefit pension plans in the U.K during the nine month period ended September 30, 2005, of which 15.0 million British pounds were reimbursed by LFCM Holdings.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

Lazard Group will make further payments amounting to 16.4 million British pounds on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. Relating to the June 1, 2006 payment, Lazard Group recorded a receivable of approximately $26,800 from LFCM Holdings relating to the 15.0 million British pounds which LFCM Holdings is obligated to reimburse Lazard Group (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements).

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

7.	SENIOR BORROWINGS

Senior borrowings are comprised of the following as of December 31, 2004 and September 30, 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of
						December 31, 2004	September 30, 2005
Third Parties
Lazard Group senior notes(a)	$550,000	2015		7.125%			$550,000
Lazard Group 7.53% notes (repaid May, 2005)	50,000	2011		7.53%		$50,000
Senior Revolving Credit Agreement	125,000	2010		5.177	%(b)		15,000
Other		Various		3.0 - 8.6%		17,497	3,418

Total						67,497	568,418

Related Parties
Lazard Group notes issued to Lazard Group Finance in connection with issuance of the ESUs	437,500	2035	(a)	6.12%			437,500

Total						—	437,500

Total Senior Borrowings						$67,497	$1,005,918

(a)	See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.
(b)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2005, the annual interest rate, including the applicable margin, is 5.177%.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

8.	INCOME TAXES

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

For the three month periods ended September 30, 2004 and 2005 and the nine month periods ended September 30, 2004 and 2005, Lazard Group’s effective tax rates of 1.6%, 19.0%, 6.9% and 17.2%, respectively, on income from continuing operations is lower than the U.S. federal statutory tax rate of 35% because, as described above, a significant portion of income from continuing operations is not subject to U.S. federal income taxes, partially offset by income taxes attributable to non-U.S. entities based on the tax rates in their local jurisdictions and to UBT.

9.	MINORITY INTEREST

Lazard Group consolidates various LAM related general partnership interests that it controls but does not wholly own and its business in Italy, which, through a strategic alliance, is owned 40% by Intesa. As a result of consolidating these companies, Lazard Group recognizes the portion of income not associated with its ownership as minority interest.

Also, as described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, commencing May 10, 2005, Lazard Group no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits and distributions to profit participation members. Consequently, the amounts recorded as minority interest expense for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest expense for periods commencing May 10, 2005.

10.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard Group has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard Group’s consolidated financial position or results of operations.

In addition to amounts recorded at December 31, 2004 for abandoned leased space in the U.K., during the nine month period ended September 30, 2005, Lazard Group provided for further costs of approximately $27,300 relating to such abandoned leased space in the U.K., of which approximately $21,000 is reimbursable from LFCM Holdings under a lease indemnity agreement, which is described further in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements. The $27,300 is comprised of approximately $10,000 of write-offs

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

of leasehold improvements recorded in the three month period ended September 30, 2005 and $17,300 relating to lease obligations recorded during the first six months of 2005. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the $17,300 provision, recorded on the cease-use date, was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to Lazard Group, based on the remaining lease rentals, reduced by estimated sublease rentals. The amount not covered by the indemnity ($6,300) is included in “income (loss) from discontinued operations” on the condensed consolidated statement of income for the nine month period ended September 30, 2005 (with all of such charge recorded during the first six months of 2005). The amount due under the lease indemnity from LFCM Holdings of $21,000 is reported within “receivables - related parties” on the condensed consolidated statement of financial condition at September 30, 2005. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding amounts due from (to) related parties.

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

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants have removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York and have removed the putative derivative lawsuit filed in that court to the U.S. District Court for the Southern District of New York. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

11.	DUE FROM (TO) RELATED PARTIES

Amounts due from and to related parties as of September 30, 2005 are set forth below (there were no such amounts at December 31, 2004):

	Receivables	Payables
LFCM Holdings	$55,042	$40,084
LAZ-MD Holdings		7
Lazard Group Finance (excludes senior debt—see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements)		3,421
Lazard Ltd subsidiaries	657	5,692

Totals	$55,699	$49,204

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard Group’s managing directors who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. Lazard Group retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

Pursuant to the administrative services agreement dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “administrative services agreement”), Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management, and other general administrative functions. Lazard Group charges for these services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s providing data processing services, Lazard Group will not provide any security administration services, as such services are being transferred to LFCM Holdings.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and LAM Securities, subsidiaries of Lazard, will introduce execution and settlement transactions to newly-formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

As discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, the business alliance agreement granted Lazard Group options to acquire the North American and European merchant banking activities of LAI.

For the period May 10, 2005 through September 30, 2005, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to $2,215 and $2,544, respectively, with such amounts recorded as reductions to operating expenses and as underwriting revenue, respectively.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, by and between LFCM Holdings and one of our London subsidiaries, LFCM Holdings is obligated to indemnify Lazard for selected liabilities relating to abandoned leased space in the U.K., up to a maximum of $29,000. In connection with Lazard’s recent entry into subleases with respect to a portion of this abandoned leased space and the incurrence of related liabilities, Lazard expects to enter into an agreement with LFCM Holdings pursuant to which LFCM Holdings will pay to Lazard approximately $25,700 over a payment schedule to be agreed by such parties in full satisfaction of LFCM’s indemnification obligations with respect to the abandoned leased space.

Receivables from LFCM Holdings include approximately $21,000 related to the lease indemnity agreement and $26,800 related to the U.K. pension indemnity (see Notes 10 and 5 of Notes to Unaudited Condensed Consolidated Financial Statements, respectively). Payables to LFCM Holdings include amounts relating to the separation under the master separation agreement. Included in such amounts are interest bearing payables of approximately $38,500 for the period commencing July 1, 2005, with such interest expense (at market interest rates) amounting to $466 in the three month period ended September 30, 2005. Lazard Group currently anticipates paying off this amount concurrent with entry into the agreement with LFCM Holdings regarding the lease indemnity referred to above.

LAZ-MD Holdings

As of September 30, 2005, LAZ-MD Holdings holds an approximate 62.4% common interest in Lazard Group and Lazard Ltd holds the remaining 37.6% common interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of September 30, 2005, the Class B common stock provides LAZ-MD Holdings with approximately 62.4% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations,

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group intends to charge for these services based on Lazard Group’s cost allocation methodology. For the period May 10, 2005 through September 30, 2005 such amount was not material. Notwithstanding Lazard Group’s providing data processing services, Lazard Group will not provide any security administration services, as such services are being transferred to LFCM Holdings.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. For the period May 10, 2005 through September 30, 2005, Lazard’s charges to LAZ-MD Holdings for such services were not material.

Lazard Group Finance

As further discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Group Finance purchased Lazard Group notes and will receive periodic interest payments from Lazard Group. As of September 30, 2005, interest expense and amounts payable relating to the Lazard Group notes amounted to $10,791 and $3,421, respectively.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of wholly-owned subsidiaries of Lazard Ltd. Lazard Group’s payables to Lazard Ltd subsidiaries primarily relate to the liability of $5,565 (including accretion of $135 through September 30, 2005) for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

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

In connection with the consummation of the equity public offering (as discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), during the nine month period ended September 30, 2005, members’ equity was reduced by approximately $145,000 for the repurchase of working member interests prior to the consummation of the equity public offering.

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Currently, approximately 37.6% and 62.4% of the outstanding Lazard Group common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. In August 2005, Lazard Group

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

distributed $3,230 to LAZ-MD Holdings and $1,950 to Lazard Ltd subsidiaries, which was used by Lazard Ltd to pay dividends to holders of Lazard Ltd’s Class A common stock. On October 29, 2005, Lazard Group made total tax distributions of $18,164, including $11,327 paid to LAZ-MD Holdings. On November 8, 2005, the Board of Directors of Lazard Group declared a quarterly distribution to its members of $8,966, to be paid on November 28, 2005, with such distribution amounting to $3,375 to subsidiaries of Lazard Ltd and $5,591 to LAZ-MD Holdings.

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2005, the minimum required net capital is $4,834. At September 30, 2005, LFNY’s regulatory net capital was $34,228, which exceeded the minimum requirement by $29,394, and the ratio of aggregate indebtedness to net capital was 2 to 1. In the second quarter of 2005, the Company changed from the alternative method, to the aggregate indebtedness method for computing net capital requirements.

Certain U.K. subsidiaries of Lazard Group, namely LCL, Lazard Brothers & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). Recent changes to FSA rules may result in LCL being required to calculate its consolidated regulatory net capital on a basis consistent with U.K. statutory reporting. As a result, the assets and liabilities of entities within the subgroup of LCH, not all of which are regulated by the FSA, may now be required to be included in LCL’s calculation of consolidated regulatory net capital. The Company has entered into discussion with the FSA in relation to this matter. The Company presently estimates that at September 30, 2005, the aggregate regulatory net capital of the U.K. Subsidiaries was $143,626, which exceeded the minimum requirement by $69,509. The results of the discussions with the FSA may, however, have a material adverse effect on these amounts.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2005, the consolidated regulatory net capital of LF was $137,644, which exceeded the minimum requirement set for regulatory capital levels by $49,526.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2005, for those subsidiaries with regulatory capital requirements, aggregate net capital of those subsidiaries were $36,645, which exceeded the minimum required capital by $24,759.

At September 30, 2005, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

14.	DISCONTINUED OPERATIONS

In connection with the separation discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, on May 10, 2005 Lazard Group transferred its Capital Markets and Other segment to

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

LFCM Holdings. The disposal qualifies as a discontinued operation under SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The Company transferred net assets with a carrying value of $243,178 and a fair value of approximately $245,600. Because these operations were distributed to the working members of Lazard Group, no gain or loss was recognized on the separation. The master separation agreement provides a 150 day period for preparation and review of the closing balance sheet of the separated businesses. As a result of this process, during the three month period ended September 30, 2005, Lazard Group recorded a loss from discontinued operations of $408, which was attributable to the resolution of certain fair value estimates on investments held by the Capital Markets segment transferred to LFCM Holdings, actuarial valuation adjustments for estimated pension and other post-retirement benefit plan settlements and the settlement of various costs shared prior to the separation.

Operating results of the Capital Markets and Other segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenue	$37,775	$(1,079)	$130,978	$39,599

Pre-tax income (loss)	$(2,169)	$(155)	$4,336	$(14,246)
Income taxes	773	253	1,171	3,330

Income (loss) from discontinued operations (net of tax)	$(2,942)	$(408)	$3,165	$(17,576)

15.	SEGMENT OPERATING RESULTS

Lazard Group’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, Lazard Group’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, Lazard Group has two segments: Financial Advisory which includes providing advice on mergers, acquisitions, restructurings and other financial matters; and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. Lazard Group also allocates outstanding indebtedness to Corporate.

As discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, historical results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Lazard Group’s segment information for the three month and nine month periods ended September 30, 2004 and 2005 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

	For the three month period ended September 30, 2004
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$131,680	$89,269	$220,949	$ 3,031	$223,980

Operating Income (Loss)	$32,077	$22,543	$54,620	$ 811	$55,431

	For the three month period ended September 30, 2005
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$257,785	$110,994	$368,779	$(11,878)	$356,901

Operating Income (Loss)	$83,031	$20,059	$103,090	$(25,315)	$77,775

	For the nine month period ended September 30, 2004
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$407,251	$289,956	$697,207	$ 6,743	$703,950

Operating Income (Loss)	$90,823	$90,350	$181,173	$ 10,111	$191,284

	For the nine month period ended September 30, 2005
Net Revenue and Operating Income	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
Net Revenue	$626,610	$326,695	$953,305	$(18,942)	$934,363

Operating Income (Loss)	$213,971	$81,725	$295,696	$(29,841)	$265,855

	As of December 31, 2004 and September 30, 2005
Total Assets	Financial Advisory	Asset Management	Segment Totals	Corporate	Total
December 31, 2004 (*)	$380,331	$245,449	$625,780	$1,384,769	$2,010,549

September 30, 2005	$419,574	$285,773	$705,347	$1,103,804	$1,809,151

(*)	Excludes assets of discontinued operations of $1,488,675 at December 31, 2004.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

16.	PANMURE GORDON AND EXTRAORDINARY GAIN

In January 2004, a subsidiary of Lazard Group acquired certain assets, net of certain liabilities, of West LB Panmure Limited, an unrelated entity in the U.K. Subsequent to the acquisition, the acquired business became part of Lazard Group’s Capital Markets and Other segment, operating as Panmure Gordon, a division of LCL. Panmure Gordon provides clients with corporate finance advisory services, corporate broking capabilities and equity sales and trading. The total purchase price allocated to the net assets of the business acquired was $1,580 related to legal costs incurred to complete the transaction. The fair value of the net assets acquired exceeded the purchase price of those net assets by $5,658. In accordance with SFAS No. 141, Business Combinations, Lazard Group recognized an extraordinary gain of $5,507 after reducing long-lived assets, principally representing property, to $0.

On April 26, 2005, Lazard Group completed the sale of Panmure Gordon to Durlacher Corporation PLC, a U.K. broking firm (“Durlacher”). As part of the April 2005 transaction, Lazard Group received an ownership interest of 32.8% in Durlacher, which was transferred to LFCM Holdings in connection with the separation. Lazard Group and LFCM Holdings have agreed to share any cash proceeds, to be derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in Durlacher.

17.	NEW ACCOUNTING PRONOUNCEMENTS

On May 30, 2005, the FASB issued SFAS No. 154—Accounting and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected.

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

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except membership interest amounts, unless otherwise noted)

effective date of the Statement. The adoption of SFAS No. 154 is not expected to have a material impact on the financial condition, results of operations, or cash flows of Lazard Group.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS 123(R), which is effective for fiscal years beginning after June 15, 2005, requires that all stock-based compensation be accounted for at fair value, thereby eliminating application of the intrinsic value method under Accounting Principles Board Opinion No. 25. SFAS 123(R) requires that the cost of employee services received in exchange for an award of equity instruments be measured based on the fair value on the date of grant (with certain limited exceptions). The cost of the employee services are recognized over the period the requisite services are performed. Any excess tax benefit, as defined by SFAS 123(R), is recognized as an addition to paid-in-capital and cash retained as a result of the excess tax benefit is included in financing activities within the statement of cash flows.

Lazard Group’s accounting policy provides for the expensing of the fair value of any share-based compensation over the stipulated vesting periods. Lazard Group does not currently anticipate that the adoption of SFAS 123(R) will have a significant impact on its results of operations.

Item 1A.	Unaudited Pro Forma Financial Information

Lazard Group Finance:

The following unaudited pro forma condensed statements of income for the nine month periods ended September 30, 2004 and 2005 present the results of operations of Lazard Group Finance assuming that the ESU offering and the IXIS ESU placement of the Lazard Group Finance senior notes had been completed as of January 1, 2004. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the ESU offering and the IXIS ESU placement. The adjustments are described in the notes to the unaudited pro forma condensed statements of income and principally include the matters set forth below:

•	The issuance of the Lazard Group Finance senior notes underlying the equity security units, including the equity security units issued pursuant to the IXIS investment agreement.

•	The incremental expense related to the Lazard Group Finance senior notes.

•	The use of proceeds from the issuance of the Lazard Group Finance senior notes, principally for the purchase of the Lazard Group notes.

Page
Unaudited Pro Forma Condensed Statements of Income For The Nine Month Periods Ended September 30, 2004 and 2005	38

Lazard Group:

The following unaudited pro forma condensed consolidated statements of income for the nine month periods ended September 30, 2004 and 2005 present the consolidated results of operations of Lazard Group assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2004. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard Group. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statements of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, prior to May 10, 2005, had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, Lazard Group’s operating income, prior to May 10, 2005, included within the accompanying unaudited condensed consolidated financial statements historically had not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering, as described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Lazard Group now includes all payments for services rendered by our managing directors in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions and the exclusion of certain one-time equity public offering-related costs.

The unaudited pro forma financial information of Lazard Group should be read together with the Registration Statement and the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard Group’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein. Prior to May 10, 2005, the historical consolidated financial data reflected in the accompanying unaudited pro forma financial information represent historical consolidated financial data of Lazard Group. Such historical consolidated financial data of Lazard Group reflects the historical results of continuing operations, with the separated businesses presented within “income (loss) from discontinued operations”.

Page
Unaudited Pro Forma Condensed Consolidated Statements of Income For The Nine Month Periods Ended September 30, 2004 and 2005	39

General:

The pro forma financial information are included for informational purposes only and do not purport to reflect the results of operations of Lazard Group or Lazard Group Finance that would have occurred had they operated as separate, independent companies during the periods presented. Actual results might have differed from pro forma results if Lazard Group or Lazard Group Finance had operated independently. The pro forma financial information should not be relied upon as being indicative of Lazard Group or Lazard Group Finance results of operations had the transactions described in connection with the separation and recapitalization transactions, including the equity public offering and the financing transactions, been completed on January 1, 2004. The pro forma financial information also does not project the results of operations for any future period or date.

LAZARD GROUP FINANCE LLC

UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

($ in thousands)

	Nine Month Period Ended September 30, 2004
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
Total revenue	$—	$20,659	(a)(c)	$20,659
Interest expense	—	(20,659	)(b)(d)	(20,659)

Net revenue and operating income	—	—		—
Provision for income taxes	—	—		—

Net income allocable to members	$—	$—		$—

	Nine Month Period Ended September 30, 2005
	Historical	Pro Forma Adjustments		Lazard Group Finance Pro Forma, as Adjusted
Total revenue	$10,804	$9,868	(a)(c)	$20,672
Interest expense	(10,791)	(9,868	)(b)(d)	(20,659)

Net revenue and operating income	13	—		13
Provision for income taxes	4	—		4

Net income allocable to members	$9	$—		$9

Notes to Lazard Group Finance LLC Unaudited Pro Forma Condensed Statements of Income

($ in thousands)

(a)	Including interest income related to the $437,500 principal amount of Lazard Group notes.
(b)	Including interest expense related to the issuance of $437,500 principal amount of the Lazard Group Finance senior notes.
(c)	Including amortization of deferred interest income associated with the $437,500 principal amount of Lazard Group notes.
(d)	Including amortization of deferred issuance costs associated with the issuance of the Lazard Group Finance senior notes.

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Month Period Ended September 30, 2004
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenue	$733,768				$733,768			$733,768			$733,768
Interest expense	(29,818	)(a)			(29,818)			(29,818)	$(41,831	)(e)	(71,649)

Net revenue	703,950				703,950			703,950	(41,831)		662,119

Operating Expenses:
Compensation and benefits	329,116				329,116	$85,092	(c)	414,208			414,208
Premises and occupancy costs	54,396				54,396			54,396			54,396
Professional fees	30,598				30,598			30,598			30,598
Travel and entertainment	33,479				33,479			33,479			33,479
Other	65,077				65,077			65,077			65,077

Operating expenses	512,666				512,666	85,092		597,758			597,758

Operating income from continuing operations	191,284				191,284	(85,092)		106,192	(41,831)		64,361
Provision (benefit) for income taxes	13,214				13,214	1,919	(d)	15,133	(5,479	)(f)	9,654

Income from continuing operations before minority interest	178,070				178,070	(87,011)		91,059	(36,352)		54,707
Minority interest	52,426				52,426	(55,709	)(c)	(3,283)			(3,283)

Income from continuing operations	125,644				125,644	(31,302)		94,342	(36,352)		57,990
Income from discontinued operations (net of income taxes)	3,165		$(3,165	)(b)
Extraordinary gain	5,507		(5,507	)(b)

Net income allocable to members	$134,316		$(8,672)		$125,644	$(31,302)		$94,342	$(36,352)		$57,990

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Month Period Ended September 30, 2005
			Pro Forma Adjustments						Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	Historical		Separation		Subtotal	Other		Total
	($ in thousands)
Total revenue	$987,904				$987,904			$987,904			$987,904
Interest expense	(53,541	)(a)			(53,541)	$1,661	(g)	(51,880)	$(22,626	)(e)	(74,506)

Net revenue	934,363				934,363	1,661		936,024	(22,626)		913,398

Operating Expenses:
Compensation and benefits (and commencing May 10, 2005, distributions to profit participation members)	482,228				482,228	75,476	(c)	557,704			557,704
Premises and occupancy costs	50,505				50,505			50,505			50,505
Professional fees	35,844				35,844	(2,935	)(g)	32,909			32,909
Travel and entertainment	30,767				30,767			30,767			30,767
Other	69,164				69,164			69,164			69,164

Operating expenses	668,508				668,508	72,541		741,049			741,049

Operating income from continuing operations	265,855				265,855	(70,880)		194,975	(22,626)		172,349
Provision (benefit) for income taxes	45,781				45,781	463	(d)	46,244	(8,515	)(f)	37,729

Income from continuing operations before minority interest	220,074				220,074	(71,343)		148,731	(14,111)		134,620
Minority interest	18,521				18,521	(9,081	)(c)	9,440			9,440

Income from continuing operations	201,553				201,553	(62,262)		139,291	(14,111)		125,180
Loss from discontinued operations (net of income taxes)	(17,576)		$17,576	(b)

Net income allocable to members	$183,977		$17,576		$201,553	$(62,262)		$139,291	$(14,111)		$125,180

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income ($ in thousands):

(a)	Interest expense includes accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock issued in March 2001, which amounted to $6,000 for the nine month periods ended September 30, 2004. The nine month period ended September 30, 2005 includes a credit of $8,000, which represents accrued dividends on Lazard Group’s mandatorily redeemable preferred stock which were cancelled in connection with the redemption of membership interests of historical partners.

(b)	Reflects adjustments necessary to remove Lazard Group’s discontinued operations and when applicable, extraordinary items, related to the separated businesses.

(c)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest expense in the case of payments to LAM managing directors and certain key LAM employee members during 2004 and through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and net income allocable to members did not reflect most payments for services rendered by Lazard Group’s managing directors. Commencing May 10, 2005, payments for services rendered by the Company’s managing directors and employee members of LAM will be reported as compensation and benefits expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income Allocable to Members.”

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

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. The Company defines “operating revenue” for these purposes as consolidated total revenue from continuing operations less interest expense related to LFB and certain revenue related to the consolidation of LAM general partnerships, with such operating revenue being $720,362 and $969,918 for the nine month periods ended September 30, 2004 and 2005, respectively.

The overall net adjustment to increase historical compensation and benefits expense is $85,092 and $75,476 for the nine month periods ended September 30, 2004 and 2005, respectively. The net adjustments are the result of (i) aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005, which was $262,220 and $75,476 for the 2004 and 2005 periods, respectively, and, (ii) with respect to the 2004 period, the net adjustment includes a reduction of $177,128 to reflect the new compensation arrangements with our managing directors to achieve a target compensation expense-to-operating revenue ratio of 57.5% from its historical ratios of 82.1%. In the 2005 period, the new compensation arrangements were in effect, thus, the Company’s employee compensation and benefits expense to operating revenue ratio is 57.5% and no further adjustment is necessary.

(d)	Reflects net tax expense adjustments of $1,919 and $463 for the nine month periods ended September 30, 2004 and 2005, respectively. The net adjustments consist of (i) the application of the historical effective Lazard Group income tax rate against the applicable pro forma adjustments, which were $3,059 and $758 for the nine month periods ended September 30, 2004 and 2005, respectively, and (ii) tax benefits of $1,140 and $295 reclassified from LAM minority interest for the nine month periods ended September 30, 2004 and 2005, respectively.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, as if such transactions had been consummated as of January 1, 2004. The adjustments are estimated to be $41,831 and $22,626 for the nine month periods ended September 30, 2004 and 2005, respectively.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(g)	Represents adjustments to exclude non-recurring, one-time costs related to the separation and recapitalization, which consisted of interest of $1,661 and professional fees of $2,935 for the nine month period ended September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Certain Factors that May Affect Our Business

We have included in Parts I and II of this Quarterly Report on Form 10-Q statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in Lazard’s Registration Statements on Form S-1 (File Nos. 333-121407 and 333-123463) and Form S-4 (File No. 333-126751) (collectively, the “Registration Statements”) under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure.

Lazard Group and Lazard Group Finance operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our or Lazard Group’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Completion of Separation and Recapitalization Transactions

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this quarterly report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), the information described below regarding Lazard Group Finance and the historical consolidated financial data of Lazard Group, reflect the historical results of operations and financial position of Lazard Group Finance and Lazard Group, and, with respect to Lazard Group, includes the separated businesses in discontinued operations. The accompanying pro forma financial data for Lazard Group Finance presents the results of operations of Lazard Group Finance assuming that the ESU offering and the IXIS ESU placement had been completed as of January 1, 2004. In addition to other adjustments, the Lazard Group pro forma financial data included in this Form 10-Q reflect financial data giving effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

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

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. Lazard Group transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company, and the assets, liabilities and operating results of the former segment are reflected as discontinued operations.

For the three month period ended September 30, 2005, Financial Advisory, Asset Management, and Corporate contributed approximately 72%, 31% and (3)% of consolidated net revenue, respectively. For the nine month period ended September 30, 2005, Financial Advisory, Asset Management and Corporate contributed approximately 67%, 35% and (2)% of consolidated net revenue, respectively.

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

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Dealogic as of October 7, 2005, (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved.

Financial Advisory

For the nine month period ended September 30, 2005, the volume of global completed M&A transactions increased 17% versus the corresponding period ended September 30, 2004, increasing to $1,580 billion from $1,349 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing an 8% increase. Over the same period, the volume of global announced M&A transactions increased by 45% in 2005, from $1,437 billion to $2,089 billion, and the volume of trans-Atlantic announced M&A transactions increased by 51% from $84 billion to $127 billion, reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity increased primarily due to defaults in the media and airline sectors, with the amount of corporate debt defaults increasing from $8 billion to $17 billion. Lazard believes that its Financial Advisory business would benefit from any sustained increase in M&A volume and corporate debt defaults.

For the three month period ended September 30, 2005, Lazard Group’s M&A net revenue increased to $187 million from $105 million, or 78%, versus the corresponding period in 2004 as M&A activity rebounded. At the same time, Financial Restructuring net revenue also increased to $40 million from $21 million, or 92%, over the same time period, reflecting increased restructuring completions. For the nine month period ended September 30, 2005, Lazard’s M&A net revenue increased to $492 million from $314 million, or 57% versus the corresponding period in 2004. Financial restructuring net revenue also increased to $80 million from $53 million or 53% over the same time period.

Asset Management

Global stock, markets in the first nine months of 2005 continue to be mixed. In the first nine months of 2005, global markets strengthened as evidenced by the MSCI World Index increasing by 9%. European markets, showed gains with the FTSE 100, CAC 40 and DAX indices gaining 14%, 20% and 19%, respectively. In the U.S., however, the Dow Jones Industrial and NASDAQ indices declined 2% and 1%, respectively, while the S&P 500 increased 1% during the same period. Global stock markets over the last twelve months remained on the positive side. From October 1, 2004 until September 30, 2005, the MSCI World Index rose by 9%, and the FTSE 100, CAC 40 and DAX indices rose by 20%, 26% and 30%, respectively. In the U.S., the S&P 500, Dow Jones Industrial and NASDAQ indices showed positive gains of 10%, 5% and 13%, respectively, during the same twelve month period. The changes in global market indices generally correspond with Lazard Group’s market-related changes in its Assets Under Management (“AUM”).

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

Lazard Group’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard Group’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard Group’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard Group also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Lazard Group’s Asset Management net revenue during the three month and nine month periods ended September 30, 2004 and 2005 demonstrate the volatility that incentive fees have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard Group has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue in the first nine months of 2005 represented (2)% of Lazard Group’s net revenue, total assets in this segment represented 61% of Lazard Group’s consolidated total assets as of September 30, 2005, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction or financial restructuring, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds such date is year-end, and therefore such incentive fees would be recorded in the fourth quarter of Lazard Group’s fiscal year.

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

Operating Expenses

The majority of Lazard Group’s operating expenses relate to compensation and benefits. As a limited liability company, prior to this consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard Group’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest expense. See “—Minority Interest.” As a result, Lazard Group’s compensation and benefits expense and operating income, for the nine month period ended September 30, 2005, have reflected only those payments for services rendered by Lazard Group’s managing directors for the period May 10, 2005 through September 30, 2005. Subsequent to the consummation of the equity public offering, Lazard Group now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense.

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

Minority Interest

The Company consolidates various LAM related general partnership interests that it controls but does not wholly own, and its business in Italy which, through a strategic alliance, is owned 40% by Intesa. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

Also, as described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, commencing May 10, 2005, Lazard Group no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits and distributions to profit participation members. Accordingly, for these reasons, amounts recorded as minority interest expense for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest expense for periods commencing May 10, 2005.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2004 and 2005 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$131,680	$257,785	$407,251	$626,610
Asset Management	89,269	110,994	289,956	326,695
Corporate	3,031	(11,878)	6,743	(18,942)

Net revenue	223,980	356,901	703,950	934,363

Operating Expenses:
Compensation and benefits (and, commencing to May 10, 2005, distributions to profit participation members)	109,153	215,199	329,116	482,228
Non-compensation expense	59,396	63,927	183,550	186,280

Total operating expenses	168,549	279,126	512,666	668,508

Operating Income from Continuing Operations	55,431	77,775	191,284	265,855
Provision (benefit) for income taxes	872	14,748	13,214	45,781

Income from Continuing Operations Before Minority Interest	54,559	63,027	178,070	220,074
Minority Interest	11,717	4,729	52,426	18,521

Income from Continuing Operations	42,842	58,298	125,644	201,553
Income (Loss) from Discontinued Operations	(2,942)	(408)	3,165	(17,576)
Extraordinary Gain	—	—	5,507	—

Net Income Allocable to Members	$39,900	$57,890	$134,316	$183,977

Certain pro forma information with respect to the periods described above are presented below:
Pro Forma Net Revenue	$210,036	$356,901	$662,119	$913,398

Pro Forma Operating Income from Continuing Operations	$18,778	$77,775	$64,361	$172,349

Pro Forma Income from Continuing Operations	$19,116	$58,298	$57,990	$125,180

The Company calculates operating revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in thousands)
Operating Revenue:
Net revenue	$223,980	$356,901	$703,950	$934,363
Add - interest expense	9,677	24,598	29,818	53,541

Total revenue	233,657	381,499	733,768	987,904
Less:
LFB interest expense	(4,332)	(4,489)	(13,406)	(15,234)
Revenue relating to consolidation of LAM General Partnerships	—	(2,752)	—	(2,752)

Operating Revenue	$229,325	$374,258	$720,362	$969,918

Certain key ratios, statistics and headcount information for the three month and nine months periods ended September 30, 2004 and 2005 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
As a % of Net Revenue:
Financial Advisory	59%	72%	58%	67%
Asset Management	40	31	41	35
Corporate	1	(3)	1	(2)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income—historical	25%	22%	27%	28%

Operating Income—pro forma	9%	22%	10%	19%

	As of September 30,
	2004*	2005

Headcount, as of the end of each period:
Managing Directors:
Financial Advisory	127	123
Asset Management	33	38
Corporate	6	8
Limited Managing Directors	19	16
Other Employees:
Professional	799	769
Other	1,345	1,244

Total	2,329	2,198

*	After giving effect to the separation

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

Revenues

Three Months Ended September 30, 2005 versus September 30, 2004

Net revenue was $357 million for the three month period ended September 30, 2005, up $133 million, or 59%, versus net revenue of $224 million for the corresponding period in 2004. During the 2005 period, M&A net revenue increased by 78%, Financial Restructuring net revenue increased by 92%, and Asset Management net revenue increased by 24%.

Nine Months Ended September 30, 2005 versus September 30, 2004

For the nine month period ended September 30, 2005, net revenue was $934 million, up $230 million, or 33%, versus net revenue of $704 million for the corresponding period in 2004. During the 2005 period, M&A net revenue increased by 57%, Financial Restructuring net revenue increased by 53% and Asset Management net revenue increased by 13%.

Operating Expenses

Three Months Ended September 30, 2005 versus September 30, 2004

Compensation and benefits expense in 2005 was $215 million for the three month period ended September 30, 2005, an increase of $106 million, or 97%, versus expense of $109 million for the corresponding period in 2004. The expense increase was primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense, partially offset by reductions in pension and post-retirement health benefit costs.

Non-compensation expense was $64 million or 17% of operating revenues in the three month period ended September 30, 2005, compared with $59 million or 26% of operating revenues in the comparable period in 2004. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenue more than offsetting the increase in non-compensation expense. Premises and occupancy expenses in the 2005 period were $17 million, a decrease of approximately $1 million, or 6%, due primarily to less occupied space in London and lower refurbishment costs in the U.S. Professional fees in the 2005 period were $12 million, up approximately $2 million, or 24%, versus $10 million in the corresponding 2004 period, primarily due to increased legal, audit and directors’ fees associated with being a public company, as well as additional legal fees incurred in the normal course of business. Travel and entertainment expenses in the 2005 period were $11 million, an increase of $2 million, or 19%, versus $9 million for the 2004 period primarily due to increased business development efforts. Communication and information services and equipment costs in the 2005 period, in the aggregate, were $13 million, up $1 million versus the 2004 period. Other expenses were $11 million, an increase of approximately $1 million, or 5%, versus $10 million for the 2004 period.

Operating income was $78 million for the three month period ended September 30, 2005, an increase of $22 million, or 40% versus operating income of $55 million for the corresponding period in 2004. Operating income as a percentage of net revenue was 22% for the third quarter in 2005 versus 25% for the corresponding period in 2004, with the decline in margin principally related to the increase in compensation and benefits as described above, partially offset by the increase in revenues. On a pro forma basis, operating income as a percentage of pro forma net revenue was 22% for the 2005 period versus 9% for the corresponding period in 2004, with the increase due to the operating leverage from higher operating revenue.

Nine Months Ended September 30, 2005 versus September 30, 2004

Compensation and benefits expense was $482 million for the nine month period ended September 30, 2005, an increase of $153 million, or 47%, versus expense of $329 million for the corresponding period in 2004. The expense increase was primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense, partially offset by reductions in pension and post-retirement health benefit costs.

Non-compensation expense was $186 million or 19% of operating revenue in the nine month period ended September 30, 2005, compared with $184 million or 25% of operating revenue in the comparable period in 2004. On a pro forma basis, which in 2005 excludes one-time professional fees related to the equity public offering, non-compensation expense was approximately $183 million or 19% of operating revenue of $970 million in the 2005 period, compared with $184 million or 25% of operating revenue of $720 million in the 2004 period. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues more than offsetting the increase in non-compensation expense. Excluding the one-time professional fees related to the equity public offering, of approximately $3 million, non-compensation expense was flat in the 2005 period compared with the comparable 2004 period. Premises and occupancy expenses in the 2005 period were $51 million, a decrease of approximately $4 million, or 7%, due primarily to less occupied space in London and lower refurbishment costs in the U.S. Professional fees in the 2005 period were $36 million, up approximately $5 million, or 17%, versus the corresponding 2004 period principally due to fees related to the equity public offering and increased costs associated with being a public company as described above. Travel and entertainment expenses in the 2005 period were $31 million, a decrease of $3 million, or 8%, versus the 2004 period. Communication and information services and equipment costs in the 2005 period, in the aggregate, were $38 million, an increase of $1 million versus the 2004 period. Other expenses were $31 million, an increase of approximately $3 million, or 11%, versus $28 million for the 2004 period, due to increased fees to rating agencies and regulatory bodies, charitable contributions and all other expenses spread across various businesses with no one business or location representing a significant portion of the increase.

Operating income was $266 million for the 2005 period, an increase of $75 million, or 39% greater than operating income of $191 million for the corresponding period in 2004. Operating income as a percentage of net revenue was 28% for the first nine months in 2005 versus 27% for the corresponding period in 2004, with the increase in margin primarily resulting from the increase in revenues, partially offset by the increase in compensation and benefits expense described above. On a pro forma basis, operating income as a percentage of pro forma net revenue was 19% for the 2005 period versus 10% for the corresponding period in 2004, with the increase due to the operating leverage from higher operating revenue.

Income Taxes

Provision for income taxes was $15 million for the three month period ended September 30, 2005 an increase of $14 million versus $1 million for the corresponding period in 2004. For the nine month period ended September 30, 2005 the provision for income taxes was $46 million, an increase of $33 million versus $13 million for the corresponding period in 2004. The increases in the three month and nine month periods of 2005 are primarily due to increased profitability in locations that are subject to corporate income taxes.

Discontinued Operations

Net losses from discontinued operations were $0.4 million for the three month period ended September 30, 2005, versus net losses of $3 million in the corresponding period in 2004. For the nine month period ended September 30, 2005, net losses from discontinued operations were $18 million versus net income of $3 million in the corresponding period in 2004.

Minority Interest

Minority interest was $5 million for the three month period ended September 30, 2005, a decrease of $7 million for the corresponding period in 2004. For the nine month period ended September 30, 2005, minority interest was $18 million, a decrease of $34 million versus $52 million for the corresponding period in 2004.

The decrease in both the three month and nine month periods was principally due to compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of equity public offering on May 10, 2005, while prior thereto such amounts were recorded in minority interest expense, partially offset by increases in 2005 in the minority interest associated with the Strategic Alliance with Intesa due to the increase in profits from our financial advisory business in Italy.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in thousands)
M&A	$105,131	$187,241	$314,073	$491,559
Financial Restructuring	20,800	39,956	52,500	80,367
Corporate Finance and Other	5,749	30,588	40,678	54,684

Net Revenue	131,680	257,785	407,251	626,610

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	52,992	130,476	163,997	269,388
Other Operating Expenses(a)	46,611	44,278	152,431	143,251

Total Operating Expenses	99,603	174,754	316,428	412,639

Operating Income	$32,077	$83,031	$90,823	$213,971

Operating Income as a Percentage of Net Revenue	24%	32%	22%	34%

	As of September 30,
	2004	2005
Headcount (b):
Managing Directors	127	123
Limited Managing Directors	4	5
Other Employees:
Professional	525	488
Other	324	301

Total	980	917

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Nine Months Ended September 30,
	2004	2005
Lazard Statistics:
Number of Clients:
Total	331	371
With Fees Greater than $1 million	96	130
Percentage of Total Fees from Top 10 Clients	28%	25%
Number of M&A Transactions Completed Greater than $1 billion	29	32

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions (a):
Global	$1,349	$1,580
Trans-Atlantic	91	98
Global Corporate Debt Defaults (b)	8	17

(a)	Source: Dealogic as of October 7, 2005
(b)	Source: Moody’s Investor Service, Inc.

Clients with whom Lazard Group transacted significant business in the first nine months of 2005 included Alcan, Charter Communications, Clayton Dubilier & Rice, Institute for International Research, National Australia Bank, Nextel Communications, Parmalat, Pirelli, Telecom Italia Mobile, and Telesystem International Wireless.

Financial Advisory net revenue for the nine month period ended September 30, 2005 was earned from 371 clients, compared to 331 clients in the corresponding period in 2004. Advisory fees of $1 million or more were earned from 130 of Lazard Group’s clients for the nine month period ended September 30, 2005, compared to 96 in the corresponding period in 2004.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
North America	42%	51%	42%	44%
Europe	58	48	57	54
Rest of World	—	1	1	2

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Three Months Ended September 30, 2005 versus September 30, 2004

In the 2005 period, M&A net revenue increased by $82 million, or 78%, driven by the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by a $19 million, or 92%, increase in Financial Restructuring net revenue versus the corresponding period in 2004. Other Financial Advisory net revenue increased by $25 million principally as a result of a higher level of private equity fund raising.

Operating expenses were $175 million for the 2005 period, an increase of $75 million, or 75%, versus operating expenses of $100 million in the corresponding period in 2004. Compensation and benefits expense increased by $77 million, or 146%, primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors, including distributions to profit participation members, in compensation and benefits expense, partially offset by lower pension and post-retirement health benefit costs. Other operating expenses decreased by $2 million, or 5%.

Financial Advisory operating income was $83 million for the 2005 period, an increase of $51 million, versus operating income of $32 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 32% for the 2005 period versus 24% for the corresponding period in 2004, with the increase in margin in 2005 attributable to the higher revenues in that period, partially offset by the increase in recorded compensation in the 2005 period.

Nine Months Ended September 30, 2005 versus September 30, 2004

In the 2005 period, M&A net revenue increased by $177 million, or 57%, driven by the improved productivity of our managing directors and the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by an approximate $28 million, or 53%, increase in Financial Restructuring net revenue versus the corresponding period in 2004. Other Financial Advisory net revenue increased by $14 million principally as a result of a higher level of private equity fund raising.

Operating expenses were $413 million for the 2005 period, an increase of $97 million, or 30%, versus operating expenses of $316 million in the corresponding period in 2004. Compensation and benefits expense increased by $105 million, or 64%, primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors, including distributions to profit participation members, in compensation and benefits expense, partially offset by lower pension and post-retirement health benefit costs. Other operating expenses decreased by $9 million, or 6%. The principal reasons for this decrease related to (i) travel and entertainment expense, which decreased by $4 million, and (ii) premises and occupancy expense, which decreased by approximately $3 million due to less occupied space in London and lower refurbishment cost in the U.S.

Financial Advisory operating income was $214 million for the 2005 period, an increase of $123 million, versus operating income of $91 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 34% for the 2005 period versus 22% for the corresponding period in 2004, with the increase in margin in 2005 attributable to the increase in revenues, partially offset by the increase in recorded compensation expense in the 2005 period.

Asset Management

The following table shows the composition of AUM mandates for the Asset Management segment:

	As of
	December 31, 2004	September 30, 2005
	($ in millions)
AUM:
International Equities	$39,267	$40,336
Global Equities	17,762	16,133
U.S. Equities	12,716	12,685

Total Equities	69,745	69,154

International Fixed Income	6,226	6,807
Global Fixed Income	2,008	2,070
U.S. Fixed Income	2,970	2,577

Total Fixed Income	11,204	11,454

Alternative Investments	2,800	3,204
Merchant Banking	551	801
Cash Management	2,135	1,979

Total AUM	$86,435	$86,592

Average AUM for the three month and nine month periods ended September 30, 2004 and September 30, 2005 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in millions)
Average AUM	$78,238	$84,802	$78,712	$85,574

The following is a summary of changes in AUM for the three month and nine month periods ended September 30, 2004 and September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in millions)
AUM—Beginning of Period	$77,982	$83,012	$78,371	$86,435
Net Flows	(200)	(1,751)	(1,863)	(4,349)
Market Appreciation/(Depreciation)	523	5,369	2,121	5,654
Foreign Currency Adjustments	189	(38)	(135)	(1,148)

AUM—End of Period	$78,494	$86,592	$78,494	$86,592

AUM as of September 30, 2005 was $86.6 billion, up marginally from AUM of $86.4 billion as of December 31, 2004. During the nine month period ended September 30, 2005, market appreciation of $5.7 billion was substantially offset by net outflows of $4.3 billion and decreases related to changes in foreign currency exchange rates of $1.1 billion. Net outflows were experienced primarily in International and Global Equities.

For the three month period ended September 30, 2005, average AUM was $84.8 billion, an increase of $6.6 billion, or 8%, versus $78.2 billion in the corresponding period in 2004.

For the nine month period ended September 30, 2005, average AUM was $85.6 billion, an increase of approximately $6.9 billion, or 9%, versus $78.7 billion in the corresponding period in 2004.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	($ in thousands)
Management and Other Fees	$93,099	$108,277	$284,638	$316,045
Incentive Fees	(3,830)	2,717	5,318	10,650

Net Revenue	89,269	110,994	289,956	326,695

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participant members	29,488	55,225	92,039	133,438
Other Operating Expenses(a)	37,238	35,710	107,567	111,532

Total Operating Expenses	66,726	90,935	199,606	244,970

Operating Income	$22,543	$20,059	$90,350	$81,725

Operating Income as a Percentage of Net Revenue	25%	18%	31%	25%

	As of September 30,
	2004	2005
Headcount(b):
Managing Directors	33	38
Limited Managing Directors	2	2
Other Employees:
Professional	262	270
Other	323	321

Total	620	631

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
North America	56%	59%	59%	58%
Europe	36	34	33	34
Rest of World	8	7	8	8

Total	100%	100%	100%	100%

Asset Management Results of Operations

Three Months Ended September 30, 2005 versus September 30, 2004

Asset Management net revenue was $111 million in the 2005 period, an increase of $22 million, or 24%, versus net revenue of $89 million in the corresponding period in 2004. Management and Other fees for the 2005 period were $108 million, up $15 million, or 16%, versus the corresponding period in 2004. The 2005 period includes approximately $3 million of revenue within management and other fee revenue relating to the consolidation of LAM General Partnerships, with a corresponding charge to minority interest expense. Incentive fees earned in the 2005 period were approximately $3 million, versus $(4) million recorded in the corresponding period in 2004. The 2004 period included an adjustment to the incentive fees recorded for the six month period ended June 30, 2004.

Operating expenses were $91 million for the 2005 period, an increase of $24 million, or 36%, versus operating expenses of $67 million in the corresponding period in 2004. Compensation and benefits expense increased by $26 million, or 87% versus the corresponding period in 2004, primarily due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense. Other operating expenses decreased by approximately $2 million, or 4%, versus the corresponding period in 2004.

Asset Management operating income was $20 million in the 2005 period, a decrease of $3 million, or 11%, versus operating income of $23 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 18% for the 2005 period versus 25% for the corresponding period in 2004, with the decline in 2005 attributable to the increase in recorded compensation expense in the 2005 period, partially offset by higher revenues in that period.

Nine Months Ended September 30, 2005 versus September 30, 2004

Asset Management net revenue was $327 million in the 2005 period, an increase of $37 million, or 13%, versus net revenue of $290 million in the corresponding period in 2004. Management and Other fees for the 2005 period were $316 million, up $31 million, or 11%, versus the corresponding period in 2004. The 2005 period includes approximately $3 million of revenue within Management and Other fee revenue relating to the consolidation of LAM General Partnerships, with a corresponding charge to minority interest expense. Excluding the effect of such LAM General Partnership revenue, the increase in management and other fee revenue is generally consistent with the growth in average AUM. Incentive fees earned in the 2005 period were $11 million, versus $5 million recorded in the corresponding period in 2004.

Operating expenses were $245 million for the 2005 period, an increase of $45 million, or 23%, versus operating expenses of $200 million in the corresponding period in 2004. Compensation and benefits expense increased by $41 million, or 45% versus the corresponding period in 2004, principally due to the Company’s inclusion, subsequent to the consummation of the equity public offering, of all payments for services rendered by its managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) which previously had been accounted for as minority interest expense. Other operating expenses increased by $4 million, or 4%, versus the corresponding period in 2004 principally due to increased professional fees and travel costs.

Asset Management operating income was $82 million in the 2005 period, a decrease of $8 million, or 10%, versus operating income of $90 million for the corresponding period in 2004. Operating income as a percentage of segment net revenue was 25% for the 2005 period versus 31% for the corresponding period in 2004, with the decline in 2005 attributable to the increase in recorded compensation expense in the 2005 period, partially offset by higher revenues in that period.

Cash Flows

Historically, the Company’s cash flows have been influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of bonuses to employees. In general, we collect our accounts receivable within 60 days. In restructuring transactions, particularly restructurings involving bankruptcies, receivables sometimes take longer to collect than 60 days due to issues such as court-ordered holdbacks. In addition, the receivables of our Private Fund Advisory Group are generally collectible in eight payments over a four year period.

Cash and cash equivalents were $372 million at September 30, 2005, an increase of $66 million versus cash and cash equivalents of $306 million at December 31, 2004. During the nine month period ended September 30, 2005, cash of $758 million was provided by operating activities, including $184 million from net income, $30 million of noncash charges, principally consisting of depreciation and amortization of $12 million and minority interest of $18 million and $544 million being provided by net changes in other operating assets and operating liabilities. Cash of $6 million was provided from investing activities. Financing activities and exchange rate changes during this period used cash of $694 million and $4 million, respectively, primarily for distributions to historical partners, members, separated businesses and minority interest holders, with these items partially offset by proceeds from the financing transactions. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

Liquidity and Capital Resources

Historically, the Company’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual discretionary bonuses have historically been paid to employees in January relating to the prior year. The Company’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April. In addition, and to a lesser extent, during the year we pay certain tax advances on behalf of our managing directors, and these advances serve to reduce the amounts due to the managing directors in the three installments described above. As a consequence, our level of cash on hand generally decreases significantly during the first four months of the year and gradually builds up over the remaining eight months of the year. We expect this seasonal pattern of cash flow to continue.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2005, Lazard Group had $196 million in unused lines of credit available to it, including $49 million of unused lines of credit available to LFB. This amount excludes a $25 million credit line to Lazard Frères & Co. LLC that is currently covered by a commitment letter described below.

Lazard Group’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrently with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. In addition, Lazard Group entered into a commitment letter dated April 14, 2005 which provides that, subject to customary conditions precedent for transactions of this nature, including regulatory approval, a group of lenders will provide a separate $25 million subordinated credit facility for Lazard Frères & Co. LLC, our U.S. broker-dealer subsidiary. The Lazard Frères & Co. LLC facility is expected to be a four-year revolving credit facility, and then converts to a term loan facility for an additional year. This commitment letter expires, as extended, November 30, 2005. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and we expect that the Lazard Frères & Co. LLC facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We expect that the Lazard Frères & Co. LLC facility will contain similar restrictions and covenants for a facility of its type. Upon approval by the NASD, the Lazard Frères & Co. LLC facility is intended to qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

As of September 30, 2005, Lazard Group was in compliance with all of its obligations under its various borrowing arrangements.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Business—Regulation” included in the Registration Statements.

Substantially all of the net proceeds received from the equity public offering and the financing transactions were used in connection with the recapitalization, and, to a lesser extent, to capitalize LFCM Holdings and LAZ-MD Holdings. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements. We expect that the net incremental interest cost related to the financing transactions will be approximately $56 million per year. We expect to service the resultant incremental debt with operating cash flow and the utilization of credit facilities and, to the extent required, other financing sources.

On October 31, 2005, Lazard Group closed the exchange offer described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements whereupon it exchanged $546 million in aggregate principal amount of its old notes (approximately 99.3% of the aggregate principal amount outstanding) for $546 million in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes.

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

The contractual obligations table above does not include the following developments since December 31, 2004: (1) obligations related to Corporate Partners II Limited, a new private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of September 30, 2005, Lazard Group has contributed $89 thousand of its capital commitment); (2) obligations related to the first closing of a new private equity fund formed in July 2005, with the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (in October 2005, Lazard Group contributed its initial capital commitment which amounted to $682 thousand); (3) any potential payment related to the IXIS cooperation arrangement (the level of this potential payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited to a maximum of approximately €16.5 million (subject to reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the three-year initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels); (4) any possible change in the relationship with Intesa (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements); (5) the debt obligations incurred in May 2005 concurrent with the financing transactions related to Lazard Group’s issuance of $550 million in principal amount of 7.125% senior notes due 2015 and $437.5 million in principal amount of 6.12% senior notes issued to Lazard Group Finance in connection with the issuance of the equity security units and any amounts payable with respect to the $125 million senior revolving credit facility, of which $15 million was outstanding as of September 30, 2005 (see Notes 2 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements); and (6) any contingent limited partner commitments as described in more detail in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Lazard’s clients generally enter into agreements with Lazard that vary in duration depending on the nature of the service provided. Lazard typically bills clients for the full amounts due under the applicable agreements on or after the dates on which the specified service has been provided. Generally, payments are due within 60 days of billing (or over longer periods of time with respect to billings related to restructurings and our Private Fund Advisory Group). Lazard assesses whether collection is probable based on a number of factors, including past transaction history with the client and an assessment of the client’s current creditworthiness. If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. In rare cases, an allowance for doubtful collection may be established, for example, if a fee is in dispute or litigation has commenced.

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

In determining fair value, Lazard separates its investments into two categories. The first category consists of those investments that are publicly-traded, which, as of September 30, 2005, were approximately 9% of Lazard’s marketable investments and long-term investments. For these investments, we determine value by quoted market prices. The second category consists of those that are not publicly-traded. For these investments, Lazard determines value based upon its best estimate of fair value. As of September 30, 2005, this second category of investments comprises the remaining 91% of Lazard’s marketable investments and long-term investments.

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

For the nine month period ended September 30, 2005, approximately 74% of Lazard’s consolidated operating income was generated in non-U.S. dollar currencies.

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

The table below presents the fair values of Lazard’s trading and non-trading derivatives as of:

	December 31, 2004	September 30, 2005
	($ in thousands)
Assets:
Trading Derivatives:
Interest rate swap contracts	$377	$229
Exchange rate contracts	289	—

Total	$666	$229

Liabilities:
Trading Derivatives:
Interest rate swap contracts	$1,124	$734
Exchange rate contracts	291	—

Total trading derivatives	1,415	734

Non-Trading Derivatives:
Interest rate swap contracts	3,204	4,083

Total	$4,619	$4,817

Interest Rate and Foreign Currency Risk—Trading, Non-Trading and Securities Owned

The risk management strategies that we employ use various stress tests to measure the risks of trading, non-trading and securities owned activities. Based on balances of securities owned, Lazard’s interest rate risk as measured by a 0.25% +/- movement in interest rates totaled $175 thousand as of December 31, 2004 and was approximately $70 thousand as of September 30, 2005. Foreign currency risk on those same balances, measured by a 2% +/- movement against the U.S. dollar, totaled $23 thousand as of December 31, 2004 and $20 thousand as of September 30, 2005.

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

Recently Issued Accounting Standards

On May 30, 2005, the FASB issued SFAS No. 154—Accounting and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 applies to (a) financial statements of business enterprises and not-for-profit organizations and (b) historical summaries of information based on primary financial statements that include an accounting period in which an accounting change or error correction is reflected.

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

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”), a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS 123(R), which is effective for fiscal years beginning after June 15, 2005, requires that all stock-based compensation be accounted for at fair value, thereby eliminating application of the intrinsic value method under Accounting Principles Board

Opinion No. 25. SFAS 123(R) requires that the cost of employee services received in exchange for an award of equity instruments be measured based on the fair value on the date of grant (with certain limited exceptions). The cost of the employee services are recognized over the period the requisite services are performed. Any excess tax benefit, as defined by SFAS 123(R), is recognized as an addition to paid-in-capital and cash retained as a result of the excess tax benefit is included in financing activities within the statement of cash flows.

The Company’s accounting policy provides for the expensing of the fair value of any share-based compensation over the stipulated vesting periods. The Company does not currently anticipate that the adoption of SFAS 123(R) will have a significant impact on its results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about Lazard Group’s market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.” Because the Capital Markets and Other segment was separated from the operations of Lazard Group in connection with the separation effective May 10, 2005, the market risks specific to the Capital Markets and Other segment no longer apply to Lazard Group. With respect to Lazard Group Finance, we do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk.

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

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants have removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York and have removed the putative derivative lawsuit filed in that court to the U.S. District Court for the Southern District of New York. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. Lazard Group Finance has been informed that Lazard believes that the suits are without merit and intends to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of Lazard Group Finance LLC (incorporated by reference to Exhibit 3.4 to the Registrant’s and Lazard Ltd’s Registration Statement (File No. 333-123463) on Form S-1 filed on March 21, 2005).

3.2	Limited Liability Company Agreement of Lazard Group Finance LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report (File No. 001-32493) on Form 10-Q filed on June 16, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group Finance LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.3	Second Supplemental Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.36 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.3).

4.8	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.3).

4.9	Senior Note (included in Exhibit 4.2).

10.1	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.3	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, Lazard Ltd, Lazard LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

31.1	Rule 13a-14(a) Certification by Steven J. Golub.

31.2	Rule 13a-14(a) Certification by Michael J. Castellano.

32.1	Section 1350 Certification by Steven J. Golub.

32.2	Section 1350 Certification by Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005

LAZARD GROUP FINANCE LLC

By:	/s/ Steven J. Golub

Name: Steven J. Golub Title: President (Principal Executive Officer)

By:	/s/ Michael J. Castellano

Name: Michael J. Castellano Title: Vice President (Principal Financial Officer)